Form 10-K
period 1993-12-31
GROSSMANS INC
filed 1994-03-16
CIK 33798

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required)
    For the fiscal year ended December 31, 1993

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the transition period from ________________ to _______________

Commission File Number 1-542

                               GROSSMAN'S INC.
- -------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                   38-0524830
- -------------------------------------------             -----------------------
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)                  Identification No.)

 200 UNION STREET, BRAINTREE, MASSACHUSETTS                    02184
- -------------------------------------------             -----------------------
  (Address of principal executive offices)                  (Zip Code)


                                (617) 848-0100
              --------------------------------------------------
              Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
- ---------------------------------------   --------------------------------------
Common Stock, par value $0.01 per share   The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- -------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 1994 was $117,443,066.

The number of shares of the registrant's class of Common Stock ($.01 par value) outstanding on March 2, 1994 was 25,740,946, exclusive of 396,421 shares held as treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders, to be filed with the Commission on not later than 120 days after the end of the fiscal year covered hereby, is incorporated by reference into
Part III of this Form 10-K to the extent set forth herein.

PART I

Item 1. BUSINESS

   (a) General Development of Business
       -------------------------------

Grossman's Inc. (the "Company") was first incorporated in Michigan in 1919 as E.S. Evans and Co., Inc., then was reincorporated in Delaware in 1923. In 1931 the Company's name was changed to Evans Products Company. In 1986, in conjunction with the reorganization of the Company described herein, the Company adopted the name Grossman's Inc.

On March 11, 1985, Evans Products Company ("Evans") and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. On November 19, 1986, the Company emerged from the Chapter 11 proceedings. Under a court approved Reorganization Plan, the following transactions took place in 1986. Substantially all of Evans' assets, other than those of the retail building materials business conducted by Evans' wholly-owned subsidiary, Grossman's Inc. ("Old Grossman's"), were transferred to Evans Asset Holding Company ("EAHC") and a trust (collectively "AHC"), each beneficially owned by the lenders to Evans and one of its subsidiaries (the "Lenders") for the purpose of liquidating such assets. Evans and its filing subsidiaries (including Old Grossman's) were discharged from substantially all of their pre-Chapter 11 petition indebtedness. All of Evans' outstanding shares of common stock and preferred stock were cancelled. Old Grossman's was then merged into Evans, which adopted the name Grossman's Inc. (the "Company"), and the Company distributed to its creditors or to a trust or reserve for unpaid and unliquidated claims, $60,000,000 of its 13% Debentures due
1991, $73,000,000 of its 14% Debentures due 1996, $105,200,000 face value of its Zero Coupon Notes, which matured and the final installment paid in January 1993, and 20,000,000 shares of its Common Stock (of which 1,859,852 shares were sold by the trust and the Company in a private placement in December, 1986).

On July 31, 1987, the Company completed a public offering of 11,000,000 shares of its Common Stock. Of the shares offered, 6,131,347 shares were sold by the Company, with the net proceeds of $45,092,000 used to purchase 13% and 14% Debentures. The remaining 4,868,653 shares sold in the offering were sold by stockholders.

On February 1, 1989, the Company announced that it had engaged Shearson Lehman Hutton Inc. as the Company's financial adviser to assist the Company in reviewing strategic alternatives to realize the values inherent in its business. As a result of this effort, on September 12, 1989, the Company sold the assets and business of its Moore's Division to Harcros Lumber & Building Supplies Inc., an indirect wholly-owned subsidiary of Harrisons & Crosfield plc of London, England. The Moore's Division consisted of 59 retail building materials stores and yards located in Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia and West Virginia.

Independent of the Shearson engagement, on August 25, 1989, the Company sold its Northwest Division, consisting of 28 retail building materials stores located in California to GNW Partners, L.P., a California limited partnership. Certain of the former management employees of the Northwest Division were partners in GNW.

Net proceeds from the 1989 sales of the Moore's and Northwest Divisions totalled $105.7 million. Such proceeds were principally used for the retirement on long-term debt.

In September 1993, the Company announced plans to close 22 marginally performing Eastern Division stores. The closings were completed in the fourth quarter.

     (b) Financial Information About Industry Segments
         ---------------------------------------------

The Company's operations during the last three years have been entirely in the retail building materials industry.

     (c) Narrative Description of Business
         ---------------------------------

Grossman's is a retailer of lumber, building materials, and other home improvement products emphasizing sales to its target customers; contractors, remodelers and serious do-it-yourselfers. The Company operates 119 stores, under the names "Grossman's", "Contractors' Warehouse" and "Mr. 2nd's Bargain Outlets", as listed in Item 2 below.

The Company's sales mix by product category, as a percentage of total sales, is shown in the following table:

Products                                           Year Ended December 31,
- --------                                           ------------------------
                                                   1993 1992 1991 1990 1989
                                                   ---- ---- ---- ---- ----
Wood building materials                             28%  27%  25%  25%  27%
Non-wood building materials                         14   13   13   16   13
Millwork, doors and windows                         16   17   17   17   17
Paint, decorator products, panelling,
   floor coverings and ceilings                     10   11   12   11   14
Kitchen, bath and plumbing products                 13   13   14   13   13
Hardware, electrical supplies and tools             15   15   15   14   12
Seasonal items                                       4    4    4    4    4
                                                   ---- ---- ---- ---- ----
                                                   100% 100% 100% 100% 100%
                                                   ==== ==== ==== ==== ====

The Company's target customers are contractors, remodelers and serious do-it-yourselfers. The Company promotes its stores as project oriented, offering assistance and building materials for a wide variety of home improvement projects.

In 1993, the Company and individual entrepreneurs formed an 80% Company-owned subsidiary, Project-Pros Inc. Project-Pros provides design and building services, including materials, for a variety of home improvement projects. The Project-Pros concept is designed for franchising. During 1993, Project-Pros activities were insignificant to total Company operations.

CUSTOMERS

The following table shows the percentage of total sales by type of customer within each of the Company's divisions:

                                 1993    1992    1991    1990    1989
                                ------  ------  ------  ------  ------
% OF TOTAL SALES
Eastern Division
  Retail Sales                   48.4%   55.2%   64.5%   70.1%   66.7%
  Professional Sales             27.9    25.4    18.9    15.8    16.4
                                ------  ------  ------  ------  ------
     Total Eastern Division      76.3    80.6    83.4    85.9    87.7
Contractors' Warehouse Division  23.7    19.4    16.6    14.1    12.3
                                ------  ------  ------  ------  ------
     Total                      100.0%  100.0%  100.0%  100.0%  100.0%
                                ======  ======  ======  ======  ======

Retail sales are primarily to serious do-it-yourself customers, principally homeowners purchasing materials for projects on a cash-and-carry basis. Professional sales within the Eastern Division and most Contractors' Warehouse Division sales are made to remodelers, small independent contractors, home builders and other contractors primarily for work at job sites. The Company extends credit on open account to qualified contractors, principally in the Northeast.

The Company's stores are one-stop shopping centers designed to supply customers with materials and tools necessary to carry out home improvement projects. Stores are organized and operated on the principle of customer self-selection. Merchandise layout is designed for ease in locating and loading products including, in many locations, a drive-thru outdoor lumber yard. Each store is staffed with knowledgeable store personnel who are able to assist customers in selecting the building materials and other home improvement products needed for their projects. Customers are provided with information, usually in the form of "how-to" pamphlets and in-store seminars providing detailed instructions and advice needed to enable customers to carry out their home improvement projects.

Within most of its stores, the Company operates Contractor Services Offices which provide designated contractor specialists, free computer estimating services, quick bid job quotes, special discount pricing and early opening hours for remodelers and contractors. In addition, Contractor Appreciation Nights are held throughout the year, during which customers are given the opportunity to talk with manufacturers' representatives.

As a service to home builders and other contractors, trained sales personnel specializing in contractor sales call upon contractors on the job site, and a fleet of trucks is available to make timely delivery of materials.

The Company's customers number in the millions. Accordingly, its business is not dependent upon any limited number of customers.

PROMOTION

The Company considers its advertising program vital in attracting remodeler contractors and serious do-it-yourself customers to its stores. The Company relies on printed materials in its advertising, including newspaper circulars, flyers, tabloids and direct mailings. In addition, in certain markets, the Company uses radio and television advertising.


SUPPLIERS

The Company purchases its merchandise from several thousand manufacturers and suppliers. No single supplier accounted for more than 7% of purchases in 1993, and alternative sources of supply are generally available for most major product categories. Contractual arrangements with suppliers are generally limited to individual purchase orders.

The Company stocks inventory at levels designed to meet both the recurring and seasonal needs of its customers. Inventory levels are highest during the increased sales activity periods of the second and third quarters. In 1992, the Company began to implement an automated, integrated replenishment system in its Eastern Division. When fully operational, the system is expected to improve in-stock position on all inventory items and allow for just-in-time inventory management. In the Company's Western Division, an automated, integrated replenishment system is in place.

The Company receives merchandise directly from manufacturers or through distributors. Bulk materials are ordered in full railcar or truckload quantities. Shipments are made directly to stores or to a distribution center or redistribution locations for ultimate distribution to stores.

COMPETITION

Competition in the retail building materials industry is highly fragmented, with the 10 largest retail building materials chains accounting for approximately 25% of the total retail lumber, building materials and hardware supply sales nationwide (source: National Home Center News - May 24, 1993, covering calendar 1993 year). The Company competes with national building materials and home center chains and with regional or local firms. In addition, certain general merchandise chains are significant retail merchandisers of home improvement products. In Eastern markets, competition has intensified in recent years, as national building materials chains have opened building material warehouse stores to compete with the smaller stores more prevalent in the region. These chains have also announced plans to continue actively pursuing growth in the New England area. Competitive intrusions have resulted, in some cases, in large concentrations of building material retailers in certain geographic locations. As a result, margins have been decreased to react to diminishing market share for retail customers, and the Company has heavily promoted sales to remodeler contractors, for which its drive-thru covered lumber yards and Contractors Services Offices offer a competitive advantage. In California, the Company primarily competes with retail building material warehouses.

Competition in the Company's markets has also increased as a result of a decline in housing construction and the economic downturn, particularly in the Northeast. In 1993, 22 Eastern Division stores were closed, principally in areas most affected by competition.

The Company competes in each of its market areas primarily on the basis of store location, customer service, product mix, pricing and advertising policies. In 1993, the Company continued repositioning its Eastern Division stores to focus on marketing to target customers by offering more competitive pricing on high-quality, brand name merchandise.

SEASONALITY

Historically, the Company has recorded its highest sales level in the second and third quarters. The first quarter has traditionally been a period of low sales activity with resultant operating losses for most of the stores, as fewer home improvement projects in the Company's markets are undertaken during winter months.

EMPLOYEES

The Company employs approximately 4,300 people, including 1,600 part-time employees. Management personnel at all levels, including store managers and assistant managers, participate in incentive bonus programs based upon sales, cost center profitability, inventory management or other defined goals.


TRADE NAMES

The Company has no material patents, trademarks, licenses, franchises, or concessions other than the name "Grossman's" under which most of its Eastern Division stores operate. Additional Eastern Division stores operate under the name "Mr. 2nd's Bargain Outlet." The remainder of the Company's stores operate under the name "Contractors' Warehouse".

                       Executive Officers of the Company
                       ---------------------------------

                                                                           YEARS
                                                                            OF
       NAME                AGE                  POSITION                  SERVICE (1)
       ----                ---                  --------                  -------
Thomas R. Schwarz          57          Chairman of the Board and Chief         4
                                        Executive Officer

Alan T. Kane               51          Executive Vice President and            1
                                        President and Chief Executive Officer
                                        Eastern Division

Sydney L. Katz             52          Executive Vice President -             11
                                        Chief Financial Officer and
                                        Treasurer

Robert L. Flowers          68          Executive Vice President -             24
                                        Real Estate and Assistant Secretary

Richard E. Kent            65          Vice President, Secretary and          22
                                        General Counsel

(1) Years of service represent total years with the Company and its predecessors.


THOMAS R. SCHWARZ              Chairman of the Board and
                               Chief Executive Officer

Mr. Schwarz has been Chairman of the Board and Chief Executive Officer since September 18, 1990. Prior to that he was President and Chief Operating Officer since June 25, 1990. Prior to June 25, 1990, he was President and Chief Operating Officer of Dunkin' Donuts Incorporated since August 1983. Mr. Schwarz serves on the Board of Directors of The Timberland Company.


ALAN T. KANE                   Executive Vice President and
                               President and Chief Executive Officer
                               Eastern Division

Mr. Kane has been Executive Vice President - President of the Eastern Division since February 15, 1993. From February 1991 through August 1992 he was President and Chief Executive Officer of Pergament Home Centers. Prior to such time he was President and Chief Executive Officer of Hahne's Department Store of New Jersey, a division of May Department Stores for eight years.


SYDNEY L. KATZ                Executive Vice President -
                              Chief Financial Officer and Treasurer

Mr. Katz has been Executive Vice President, Chief Financial Officer and Treasurer since November 19, 1986 and was Executive Vice President and Chief Financial Officer of Old Grossman's from October 1983 to November 1986.
Mr. Katz has been a director since February 1, 1994. Prior to October 1983, he was Senior Vice President and Chief Financial Officer of the Retail Group of W.R. Grace & Co. Mr. Katz held a number of financial positions with W.R. Grace & Co. from 1968 to 1983. From 1963 to 1968 he was employed in public accounting as a Certified Public Accountant.


ROBERT L. FLOWERS             Executive Vice President - Real Estate
                              and Assistant Secretary

Mr. Flowers has been Executive Vice President - Real Estate since April 24, 1990. Prior to such date he was Vice President - Real Estate since November 19, 1986 and held the same position with Old Grossman's for more than 5 years prior to such date.


RICHARD E. KENT               Vice President, Secretary and
                              General Counsel

Mr. Kent has been Vice President, Secretary and General Counsel since
November 19, 1986. He was in the private practice of law in Portland, Oregon from May 1984 to November 19, 1986 and prior to May 1984 was Vice President, Secretary and General Counsel of Evans for more than 5 years. Mr. Kent serves as a director and Vice Chairman of Epigen, Inc.

ITEM 2. PROPERTIES

The Company's stores are generally located on or adjacent to major transportation arteries to be convenient to urban and suburban markets. The Company seeks to match the size of a store to market sales potential. The typical store in smaller markets contains 49,000 square feet of selling space, 24,000 square feet under roof and the remainder in a merchandised outdoor lumber yard. In larger markets, the Company's stores may have as much as 100,000 square feet of selling space, up to 60,000 square feet of which is enclosed and the remainder in an adjacent lumber yard. Most stores have an adjacent outdoor sales area with storage buildings to dispense lumber and other building materials.

The Company's dual yard stores, which cater to consumers, builders and contractors, are typically located on three or more acres of land and have approximately 45,000 square feet of building area, of which 12,000 square feet are showroom and the balance, warehouse storage. Dual yards also have large outside selling and storage areas (40,000 to 60,000 square feet) to service the contractor business.

The Company's 119 stores operate under the names Contractors' Warehouse, Grossman's and Mr. 2nd's Bargain Outlet and are located in cities and towns in 11 states, as follows:

CONTRACTORS' WAREHOUSE
- ----------------------
CALIFORNIA                       NEVADA
Carson                           Reno
Colton
La Habra
Long Beach                       OHIO
Montebello                       Cincinnati
North Hollywood
Pomona
Sacramento
Ventura

GROSSMAN'S
- ----------
CONNECTICUT                      MASSACHUSETTS
Branford                         Auburn
Bristol                          Billerica
Brookfield                       Braintree
Groton                           Fitchburg
Manchester                       Gardner
Middletown                       Hatfield
Torrington                       Hyannis
Waterbury                        Indian Orchard
                                 North Attleboro
                                 North Plymouth
                                 Pittsfield
                                 Raynham
                                 Saugus
                                 Walpole
                                 Wellesley
                                 West Springfield
                                 Worcester

GROSSMAN'S (CONTINUED)
- ----------------------
MAINE                            NEW YORK (CONTINUED)
Auburn                           Johnstown
Augusta                          Kingston
Bangor                           Lakewood
Brunswick                        Latham
Ellsworth                        Malone
Houlton                          Middletown
Portland                         Niagara Falls
Presque Isle                     Olean
Rockland                         Plattsburgh
Scarborough                      Rensselaer
Waterville                       Rome
                                 Saranac Lake
                                 Schenectady
NEW HAMPSHIRE                    Utica
Dover                            Vestal
Keene                            Wappinger Falls
Laconia                          Watertown
North Haverhill                  West Babylon
Portsmouth

NEW JERSEY                       PENNSYLVANIA
Glassboro                        Bristol
Lawrenceville                    Bustleton
Pennsauken                       Harbor Creek
Woodbury                         Hazelton
                                 Norristown
NEW YORK                         Pottstown
Amherst                          Reading
Auburn                           Scranton
Ballston Spa
Binghamton
Camillus                         RHODE ISLAND
Canandaigua                      Johnston
Cortland
Depew
Dewitt                           VERMONT
Glens Falls                      Montpelier
Hamburg                          Rutland
Herkimer                         South Burlington
Hudson
Ithaca

MR. 2ND'S BARGAIN OUTLET
- -----------------------
MASSACHUSETTS
Braintree
Brighton
Framingham
Malden
Marshfield
Peabody
Waltham

NEW YORK
Brighton
Buffalo
Cheektowaga
East Dewitt
North Syracuse
Rochester
Tonawanda
Webster
West Seneca

RHODE ISLAND
Central Falls
Warwick

The Company owns 70 of its stores and leases 49 stores, of which 22 have leases that expire without renewal or purchase options within the next ten years. Historically, leases without renewal options have been actively negotiated and renewed by the Company prior to expiration.

Four leases have options for the Company to purchase the stores from the lessors at various times at an aggregate purchase price estimated to be below aggregate current market value.

In 1993, a decision was made to close 22 Eastern Division stores. Closings were completed in the 1993 fourth quarter. One additional store, in Erie, Pennsylvania, was closed and sold in early 1994. Of the 22 closed locations, 11 were leased and 11 were Company-owned. Of the 11 owned properties, two were sold in early 1994, two are under agreement to be sold in 1994 and the remainder are being actively marketed. One lease was terminated in early 1994.

In addition to the Company's stores, the Company owns and operates two distribution centers, a data processing center and two office facilities, one of which includes the Company's corporate office.

The net book value of the Company's owned real properties as of December 31, 1993 is approximately $84.1 million. Mortgage debt of approximately $23 million is outstanding on ten of the Company's owned properties.

The Company's properties are considered well maintained and are in good condition. Since 1986, the Company has invested $123.2 million in capital assets in the its Eastern and Contractors' Warehouse Division stores and distribution centers.

Changes in the number of stores since 1986 are as follows:

              Stores Opened      Stores Closed     Stores of
               (including         (including       Divisions     Period End
Year          relocations)       relocations)        Sold          Total
- ----          -------------      -------------     ---------     ----------
1986               3                     7             -             272
1987               3                    17             -             258
1988               8                    20             -             246
1989               4                     7            87             156
1990               1                     2             -             155
1991               1                    17             -             139
1992               1                     2             -             138
1993               5                    24             -             119

The majority of store closings during 1987 and 1988 occurred in markets served by the divisions sold in 1989.

ITEM 3. LEGAL PROCEEDINGS


The Company is a party to litigation incidental to the conduct of its business, most of which is covered by insurance and none of which is expected to have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED SECURITY HOLDER MATTERS


      Grossman's Inc. Common Stock trades on The Nasdaq Stock Market under the symbol GROS. The number of holders of the Company's Common Stock on February 16, 1994 was 2,062. This number does not include beneficial owners holding Common Stock in bank or broker name, which the Company believes represents approximately 7,500 owners.

                                          1993                   1992
                                      --------------        ---------------
                                      High      Low         High      Low
      ---------------------------------------------------------------------
      First Quarter                   4 7/8    3 3/4        5 1/2    2 7/16
      Second Quarter                  4 1/8    2 7/8        5        3
      Third Quarter                   3 5/8    2 7/8        4        3 1/4
      Fourth Quarter                  3 5/8    2 5/8        4 5/8    3 1/4

      No cash dividends have been paid on the Company's Common Stock since its initial issuance on November 19, 1986.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial and statistical data for the seven years ended
December 31, 1993 are derived from the audited consolidated financial statements of the Company and other available operating information. The data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands, except        1993       1992       1991       1990       1989
per share and per square foot data)       (53 Weeks)
- -----------------------------------------------------------------------------------------------
OPERATING INFORMATION
Sales                                     $841,974   $833,370   $806,636   $812,485  $1,052,095
Gross profit                               212,885    223,390    219,057    224,651     296,387
Operating expenses                         241,988    208,902    205,533    224,795     272,346
Operating income (loss)                    (29,103)    14,488     13,524       (144)     24,041
Interest expense                             8,422      8,275      9,444     11,410      19,818
Other income (expenses)                       (595)     3,839      2,833      8,105      15,166
Income (loss) before income taxes          (38,120)    10,052      6,913     (3,449)     19,389
Income taxes (credits)                      30,228      3,820      2,622     (1,050)      7,396
Extraordinary items, net                                   -          -          -       (1,262)
Net income (loss)                          (68,348)     6,232      4,291     (2,399)     10,731
Net income (loss) per share                  (2.66)      0.24       0.17      (0.09)       0.41
Weighted average number of shares (000's)   25,661     26,193     25,878     26,052      26,397
SELECTED OPERATING INFORMATION
  AS A PERCENTAGE OF SALES
Gross profit                                  25.3%      26.8%      27.2%      27.6%       28.2%
Operating expenses                            28.7       25.1       25.5       27.7        25.9
Operating income (loss)                       (3.5)       1.7        1.7         -          2.3
Interest expense                               1.0        1.0        1.2        1.4         1.9
Income (loss) before income taxes             (4.5)       1.2        0.9       (0.4)        1.8
Net income (loss)                             (8.1)       0.7        0.5       (0.3)        1.0
BALANCE SHEET INFORMATION
Inventories                               $121,820   $123,230   $109,815   $119,537  $  132,825
Current assets                             154,594    179,587    193,787    202,263     220,693
Property, plant and equipment, net         130,164    134,693    118,635    120,095     107,602
Total assets                               287,448    339,002    341,944    353,600     357,310
Current liabilities                        119,768    112,980    113,047    132,786     112,417
Working capital                             34,826     66,607     80,740     69,477     108,276
Long-term obligations                       64,505     52,985     64,177     62,126      87,784
Total stockholders' investment              72,368    161,023    154,529    148,161     154,189
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding capital
  lease additions                         $ 15,050   $ 26,602   $ 11,929   $ 20,864  $   17,959
Long-term debt to equity ratio               1.1:1      0.4:1      0.5:1      0.6:1       0.7:1
Inventory turnover (1)                         4.3        4.6        4.6        4.1         4.4
STORES AND EMPLOYEES
Number of stores - year end                    119        138        139        155         156
Average sales per store (2)               $  6,200   $  5,995   $  5,563   $  5,208  $    4,726
Square footage (000's)                       4,216      4,628      4,565      4,718       4,599
Average sales per square foot (3)         $ 174.40   $ 180.57   $ 174.73   $ 172.22  $   156.50
Number of employees
  Full time                                  2,700      3,100      2,900      3,200       3,300
  Part time                                  1,600      1,900      1,800      2,000       2,000
                                             -----      -----      -----      -----       -----
                                             4,300      5,000      4,700      5,200       5,300

(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period
    (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).

(Dollar amounts in thousands, except          1988           1987
per share and per square foot data)        (53 Weeks)
- --------------------------------------------------------------------
OPERATING INFORMATION
Sales                                      $1,141,602     $1,077,297
Gross profit                                  331,762        315,733
Operating expenses                            303,277        275,679
Operating income                               28,485         40,054
Interest expense                               22,013         26,131
Interest and other income                       7,562          8,001
Income (loss) before income taxes              14,034         21,924
Income taxes                                    5,209          9,753
Extraordinary items, net                           -          (1,204)
Net income (loss)                               8,825         10,967
Net income (loss) per share                      0.34           0.49
Weighted average number of shares (000's)      26,216         22,707
SELECTED OPERATING INFORMATION
  AS A PERCENTAGE OF SALES
Gross profit                                     29.1%          29.3%
Operating expenses                               26.6           25.6
Operating income                                  2.5            3.7
Interest expense                                  1.9            2.4
Income (loss) before income taxes                 1.2            2.0
Net income (loss)                                 0.8            1.0
BALANCE SHEET INFORMATION
Inventory                                  $  164,364        $155,964
Current assets                                251,317         273,044
Property, plant and equipment, net            156,722         115,922
Total assets                                  434,689         421,994
Current liabilities                           129,091         126,821
Working capital                               122,226         146,223
Long-term obligations                         160,574         159,966
Total stockholders' investment                143,432         134,657
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding capital
  lease additions                          $   43,402        $ 21,505
Long-term debt to equity ratio                  1.3:1           1.3:1
Inventory turnover (1)                            4.5             4.6
STORES AND EMPLOYEES
Number of stores - year end                       246             258
Average sales per store (2)                $    4,505        $  4,023
Square footage (000's)                          7,840           7,560
Average sales per square foot (3)          $   150.33        $ 139.10
Number of employees
  Full time                                     5,600           5,200
  Part time                                     2,500           2,500
                                           ----------        --------
                                                8,100           7,700

(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULT OF OPERATIONS

FINANCIAL CONDITION

Grossman's Inc. financial condition at December 31, 1993 reflects management actions taken to improve future liquidity. Significant 1993 events affecting year end financial condition are as follows:

- -    Operating results in Eastern Division stores were significantly below prior year levels and current year expectations, resulting in lower than anticipated cash flows and necessitating unplanned borrowings under the Company's revolving credit agreements.

- -    The Company reviewed both individual store and market performance and determined that 22 Eastern Division stores should be closed and the assets redeployed. A $34.3 million store closing provision was recorded in the third quarter.

- -    The Company announced an agreement for the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation. Financial reporting of the sale is being deferred until certain contingencies are resolved and the sale is consummated.

- -    A non-cash adjustment of $30.2 million was recorded, establishing a valuation allowance to offset deferred tax assets recorded in 1991.

- -    The Company entered into a new three-year revolving credit agreement, secured by receivables, inventory and certain other assets.

- -    A $20.5 million non-cash adjustment to stockholders' investment was recorded to reflect the difference between the accumulated pension benefit obligation and the estimated value of pension plan assets. This adjustment resulted from a reduction in the discount rate assumption used to compute actuarially the cost of the future obligation.

- -    Three Contractors' Warehouse stores were opened, including the first in the Midwest, and 15 Eastern Division stores were repositioned.

- -    The Eastern Division distribution center became fully operational, and long-term financing for the facility was finalized.

Eastern Division operating returns and cash flows during the first nine months of 1993 were significantly below expectations, principally due to increased competition, concurrent with a continued stagnant Northeast economy. As a result, management actions were taken to improve operating returns, liquidity and future cash flows.

During the first four months of 1993, operating performance was affected negatively by severe spring weather conditions, resulting in declines in comparable store sales during each of these months. As ground conditions dried out, operating performance normalized and the Company realized increases in comparable store sales during the balance of the second quarter. Operating performance in the second quarter exceeded the prior year level. During the third quarter, operating performance began to decline significantly in the

Eastern Division. Steps taken to react to diminishing store performance, including price reductions, inventory management and promotional activities, did not counterbalance the declining operational results, particularly in those stores affected most by competition. As the quarter progressed, management performed a review of each Eastern Division store and a
determination was made to close 22 marginally performing stores.   A charge of
$34.3 million was recorded at the end of the quarter to cover closing costs, lease expenses in eleven of the closed stores, severance and outplacement costs, inventory writedowns, other anticipated expenses and the net unrecoverable amount of property, plant and equipment.

The process of closing the 22 stores was completed in the fourth quarter of 1993. One additional store was closed in early 1994. Three properties, the former Nashua, New Hampshire, Eastport, Maine and Erie, Pennsylvania stores, have been sold, the latter two in early 1994. Two additional properties are under agreement to be sold in 1994, and one lease agreement has been terminated in a favorable settlement. The remaining seven owned properties and ten leased properties continue to be marketed actively. It is anticipated that the sale of some or all of the properties will occur over a period of years, resulting in a liquidity improvement at the time of each respective sale.

In a separate transaction, the Company announced an agreement to sell its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation. The sale is contingent upon certain approvals and conditions customary in commercial real estate transactions. The purchase price is dependent upon the number of square feet finally approved by local authorities having jurisdiction over the proposed site plan. Consummating the transaction is subject to the permitting process, the timing of which cannot be predicted at this time. If the transaction is consummated, the Company expects to realize significant cash flow and a gain from the sale. Upon the sale of the site, the Company plans to relocate its offices to available space in the vicinity of its current offices.

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards to the extent that management assesses the utilization of such net operating loss carryforwards to be more likely than not. The statement also requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, management cannot make a determination that it is more likely than not that some portion or all of the related tax benefits will be realized. Furthermore, the statement requires that a valuation allowance be established or adjusted if a change in circumstances causes a change in judgment about the future realizability of the deferred tax assets. At December 31, 1992, the Company had recorded deferred tax assets totalling $30.2 million, with no related valuation allowance, based upon management's assessment at that time that taxable income of the Company would more likely than not be sufficient to utilize fully the net operating loss carryforwards prior to their ultimate expiration in the year 2001.
At September 30, 1993, based upon unanticipated 1993 operating results and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of deferred tax assets to zero. The Company has not recognized any future tax benefits that may be realized from taxable losses incurred in 1993. The Company anticipates that its judgment about the future realizability of the deferred tax assets will not be amended until a sustained period of income has been achieved and is likely to continue.

As a result of the charges discussed above and the Company's nine-month operating performance, at September 30, 1993, the Company was not in compliance with certain covenants contained in its revolving credit agreement and certain other loan agreements. The Company's lenders waived such defaults through December 15, 1993.

On December 15, 1993, the Company entered into a loan and security agreement with BankAmerica Business Credit, Inc., which provides for borrowings up to $60 million, including letters of credit up to $15 million. Borrowings pursuant to this agreement are secured by inventories, receivables and certain other assets. At December 31, 1993, cash borrowings under this agreement totalled $23.2 million and outstanding standby letters of credit, issued in the normal course of business principally to guarantee payment of insurance obligations, totalled $11.4 million. The agreement has a three-year term, with one-year renewal periods thereafter. Interest is payable at 1% over Prime Rate (7% at December 31, 1993), with a Eurodollar option available for borrowings in excess of $5 million. The agreement contains various covenants which, among other things, require minimum levels of net worth, establish minimum interest and fixed charge coverage ratios, and establish maximum levels of capital expenditures. Other loan agreements were amended to contain similar covenants. The borrowings under the revolving credit agreement have been classified as long-term at December 31, 1993, as borrowings during 1994 are expected to remain at or above the year end 1993 level.

The Company has changed its actuarial assumption for the discount rate used to value pension obligations from 9.5% to 7.0%. As a result, a non-cash adjustment of $21.9 million was recorded, reducing prepaid pension assets and establishing a $15.2 million minimum liability equal to the difference between the accumulated pension benefit obligation and the estimated value of pension plan assets. An intangible asset was established of $1.4 million, equal to unrecognized prior service cost, and a $20.5 million adjustment to stockholders' investment was recorded in accordance with Statement of Financial Accounting Standards No. 87. The minimum liability, intangible asset and adjustment to stockholders' investment will be measured annually and will change based on interest rate assumptions, changes in the benefit obligation and changes in the value of plan assets.

Inventory at December 31, 1993 totalled $121.8 million, a $1.4 million decrease from the prior year end. Inventory declines as a result of Eastern Division store closings were offset by inventory in three Contractors' Warehouse stores opened during 1993 and increased lumber prices.

Property, plant and equipment and capital lease obligations reflect the results of actions taken in support of three principal strategic initiatives: repositioning of Eastern Division stores to strengthen their appeal to target customers, expanding the Company's Contractors' Warehouse concept and development and installation of its Eastern Division automated, integrated replenishment system. Capital expenditures of $15.1 million and capital lease additions of $7.2 million were made principally in support of these initiatives. Subject to funds availability, management plans to continue capital expenditures in support of the Contractors' Warehouse expansion and Eastern Division replenishment system, including new register systems; however, in light of 1993 store performance, repositioning of additional Eastern Division stores will be slowed.

Expansion of the Contractors' Warehouse concept continued in 1993, with a store opening in Colton, California in March and store openings in Carson, California and Cincinnati, Ohio in June. Expansion of this concept will continue in 1994 with two planned store openings in the Midwest. In addition, the Company's Mexican joint venture is scheduled to open its first store in Monterrey, Mexico in the 1994 second quarter. This store will be modeled after the Contractors' Warehouse concept. The Company also opened one Grossman's store and three Mr. 2nd's Bargain Outlet Stores during 1993.

The repositioning of 15 Eastern Division stores was completed prior to the 1993 spring selling season. The Company also completed the expansion to 300,000 square feet of its Distribution Center in Manchester, Connecticut. The Company purchased and expanded the distribution facility to support the Eastern Division's new automated, integrated replenishment system, which is currently operational.

In January 1993, the Company paid $10.8 million as the final installment on its Zero Coupon Notes. In February 1993, the Company entered into long-term financing of $6.1 million on the Eastern Division distribution center. Upon receipt of the loan proceeds, full payment was made on the existing two-year $4.9 million mortgage. The new mortgage has a 15 year amortization period, with the balance due at the end of ten years. The Company also received $750,000 in proceeds from two mortgage loans provided by the State of Connecticut for equipment within the distribution facility.

The Company believes that existing funds, funds generated from operations, proceeds to be received from the sale of properties and funds available under the $60 million loan and security agreement will be sufficient to satisfy debt service requirements, to pay other liabilities in the normal course of business and to finance planned capital expenditures.

RESULTS OF OPERATIONS

1993 COMPARED WITH 1992

The 1993 net loss of $68.3 million compares to net income of $6.2 million in 1992. Significant items affecting 1993 net income were as follows:

- -    Higher seasonal operating losses during the first quarter of 1993 resulting from severe weather conditions in the Northeast and West adversely affected sales.

- -    Staff reductions were effected in the Eastern Division, largely as a result of the continued implementation of the division's automated, integrated replenishment system. Expenses related to these reductions were recorded in the third quarter.

- -    Eastern Division store operating results and cash flows declined significantly in the third quarter. These results were affected negatively by Northeast economic conditions and competition. Steps taken to offset these declines were only partially successful.

- -    After a complete review of all stores in all markets, 22 marginally performing Eastern Division stores were closed and a store closing provision of $34.3 million was recorded in the third quarter. Store closings were completed in the fourth quarter.

- -    Based upon unanticipated operating losses and a reassessment of future expectations, in the third quarter, the Company established a $30.2 million valuation allowance to reduce to zero the carrying value of deferred tax assets previously established in 1991.

- -    Gross margin declines occurred throughout the year resulting from increases in sales to professional customers, growth in Contractors' Warehouse store sales, increasingly competitive market conditions and rising lumber prices.

- -    Operating income improved by $2.9 million in the fourth quarter, reflecting Eastern Division overhead reductions and increased comparable store sales in each month during the quarter.

The following table shows three year comparative sales results by division
(dollars in millions):


                                      1993          1992         1991
                                     ------        ------       ------
SALES
Eastern Division
    Retail Sales                     $407.4        $460.0       $520.6
    Professional Sales                235.1         211.4        152.0
                                     ------        ------       ------
      Total Eastern Division          642.5         671.4        672.6
Contractors' Warehouse Division       199.5         162.0        134.0
                                     ------        ------       ------
      Total                          $842.0        $833.4       $806.6
                                     ======        ======       ======
% OF TOTAL SALES
Eastern Division
    Retail Sales                       48.4%         55.2%        64.5%
    Professional Sales                 27.9          25.4         18.9
                                     -------       -------      -------
      Total Eastern Division           76.3          80.6         83.4
Contractors' Warehouse Division        23.7          19.4         16.6
                                     -------       -------      -------
      Total                           100.0%        100.0%       100.0%
                                     =======       =======      =======
SALES % INCREASE
  (DECREASE) VERSUS
  PRIOR YEAR
Eastern Division
    Retail Sales                      (11.4)%       (11.6)%       (8.5)%
    Professional Sales                 11.2          39.1         18.2
                                     -------       -------      -------
      Total Eastern Division           (4.3)         (0.2)        (3.6)
Contractors' Warehouse Division        23.1          20.9         16.8
                                     -------       -------      -------
      Total                             1.0 %         3.3 %       (0.7)%
                                     =======       =======      =======
COMPARABLE STORE SALES
  % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
Eastern Division
    Retail Sales                       (7.0)%       (10.1)%       (5.1)%
    Professional Sales                 23.5          40.0         20.0
                                     --------      --------     --------
      Total Eastern Division            1.3           1.3         (0.4)
Contractors' Warehouse Division         1.0           1.7          4.1
                                     --------      --------     --------
      Total                             1.2 %         1.4 %        0.3 %
                                     ========      ========     ========


The Company's two principal operating strategies are to reposition Grossman's stores to strengthen their appeal to target customers and to grow the Contractors' Warehouse concept, both of which emphasize sales to the professional customer. During 1992, within Grossman's stores, sales growth in the professional segment offset a decline in the retail segment. In 1993, sales to the retail segment continued to decline, and the growth in professional sales was not sufficient to cover this shortfall. Sales in the first four months of 1993 were affected negatively by severe weather conditions and prolonged wet ground conditions. In May and June, both total sales and comparable store sales increased. This trend did not continue into the third quarter, when sales declines occurred in all months. Total fourth quarter sales, which included one additional week in 1993, declined in the Eastern Division, reflecting closed stores, and continued to grow in Contractors' Warehouse stores. Eastern Division comparable store sales in the fourth quarter rose by 17.2%, partially due to the transfer of professional customers from closed stores to stores continuing to operate within these markets. Contractors' Warehouse comparable store sales in the fourth quarter rose by 0.7%.

Gross margin declined from 26.8% in 1992 to 25.3% in 1993. Throughout 1993, margin declines occurred as the result of the increase in sales to professional customers, who receive discounts from normal retail pricing, and the growth in Contractors' Warehouse stores, which operate at higher per store sales volume with lower gross margins and lower expenses. Margin declines were also due to competitive market conditions and rising lumber prices. Economic and competitive conditions did not fully allow these price increases to be passed on to customers. Gross profit declined from $223.4 million in 1992 to $212.9 million in 1993, reflecting the overall sales decline, partially due to closed stores, and gross margin declines.

Operating losses during the first quarter, which are normal due to the seasonality of the Company's business, were high due to the severe weather conditions in the Northeast and West, the Company's two principal operating markets. In the first quarter of 1993, the operating loss was $11.3 million, compared to a $4.8 million loss in the comparable period of 1992. In the 1993 second quarter, as conditions improved, operating income of $11.7 million compared favorably to the 1992 level of $10.7 million.

In the third quarter of 1993, the Company's operating income prior to recognition of store closing expense was $2.9 million, as compared to $9.8 million for the same period in 1992. The decline in operating income was principally due to declining Eastern Division store results, as previously discussed. Steps taken to react to diminishing store performance, including price reductions, inventory management and promotional activities, did not counterbalance the declining operational results, particularly in those stores affected most by competition. As the third quarter progressed, management reviewed each Eastern Division store and decided to close 22 marginally performing stores. Store closing expense of $34.3 million was recorded at the end of the quarter to cover costs related to the leases in 11 of the stores, severance and outplacement expenses, inventory write downs, other anticipated expenses and the net unrecoverable amount of property, plant and equipment.

Selling and administrative expenses in 1993 approximated the 1992 level, but varied significantly by quarter, with a first quarter increase of $3.6 million, a second quarter decrease of $2.6 million, a third quarter increase of $2.2 million and a fourth quarter decrease of $3.3 million. The first quarter increase was primarily due to activities in support of strategic initiatives. Expenses related to these activities were higher in the second quarter of 1992 than in the same period in 1993, the principal reason for the second quarter decline. At the end of the second quarter, the Company announced a restructuring of the Eastern Division, largely as a result of the continued implementation of the automated, integrated replenishment system. Staff reductions were effected in the third quarter, with additional reductions anticipated when further efficiencies from the system are attained. In the third quarter of 1993, selling and administrative expenses included severance payments, outplacement services and other expenses related to the restructuring, resulting in the overall expense increase. In 1994, the Company expects the restructuring to yield continuing savings in operating expenses. The fourth quarter decline in selling and administrative expenses reflects the reduced overhead as a result of closed stores and Eastern Division staff reductions.

Although selling and administrative expenses in 1994 will be favorably impacted by the Eastern Division downsizing, pension expense will rise significantly as a result of changes in assumptions used to determine actuarially the pension liability and expense. Pension expense is expected to increase from $1.8 million in 1993 to approximately $5 million in 1994.

Depreciation and amortization increased by $1.8 million in 1993, related to ongoing capital spending in support of strategic initiatives. Future capital spending will continue in support of the Contractors' Warehouse expansion and Eastern Division replenishment system. Preopening expense, associated with the development, opening, expansion and modernization of stores, decreased from $3.5 million in 1992 to $630 thousand in 1993 as the result of a curtailment of the repositioning of Eastern Division stores. Remodeling of Eastern Division stores planned for the 1993 fourth quarter was not undertaken due to the poor nine-month operating results. In 1992, fourth quarter preopening expenses totalled $2.4 million.

Interest expense remained relatively constant from 1992 to 1993. Interest expense savings related to the retirement of high-interest rate debt were offset by $1.3 million of interest expense on borrowings under the Company's revolving credit agreement. There were no revolving credit borrowings in 1992.

At September 30, 1993, based on unanticipated operating losses and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of deferred tax assets to zero. Tax credits recorded earlier in 1993 were also reversed, resulting in a total provision for income taxes of $30.2 million. The Company has not recognized any future tax benefits that may be realized from taxable losses incurred in 1993.

Other than the effects of rising lumber prices, as previously discussed, the Company's business was not materially affected by inflation in any of the years presented.

1992 COMPARED WITH 1991

Net income of $6.2 million for the year ended December 31, 1992 exceeded the 1991 level of $4.3 million by 45%. The earnings improvement represents a 7.1% improvement in operating income, supplemented by a reduction in interest expense and gains on the sale of real estate.

An overall 0.2% decline in Eastern Division sales resulted from an 11.6% decline in retail sales, virtually offset by a 39.1% increase in professional sales. The retail segment in the Eastern Division continued to reflect the effects of a prolonged slump in the housing sector, coupled with increased competition. Western Division sales increased as the result of new store openings combined with comparable store sales increases.

Gross margin decreased from 27.2% to 26.8% as a result of changes in sales mix toward lower margin professional sales. An increase in retail margin was offset by this change in mix. In 1991, aggressive promotion of the Company's private label credit card was undertaken coincident to the sale of the credit card portfolio, which reduced gross margins.

Economic conditions in the Northeast housing sector affected negatively sales growth in both years. Throughout 1992, the Company continued to counter the effects of the recession and increased competition with more aggressive pricing and marketing to target customers. Sales to professionals, who receive discounts from normal retail pricing, grew as a percent of overall Eastern Division sales. Further offsetting the increase in retail gross margin was the continued growth in Contractors' Warehouse store sales as a percent of total Company sales. Also favorably impacting both retail and professional margins in 1992 was improved inventory shrinkage results throughout the chain.

Selling and administrative expenses increased by $1.6 million, or 0.9%, but decreased as a percent of sales from 23.8% to 23.2%. During the first six months of 1992, operating expenses increased as a percent of sales, primarily in support of the operating strategies. During the second half of the year, the Company was successful at reducing operating expenses during a period when sales increased by 4.8%, thereby reducing selling and administrative expenses as a percent of sales. Within selling and administrative expenses, payroll expense increased by 4.8%, slightly higher than the overall sales increase and reflective of the activities in support of the Company's strategies. Advertising expense decreased by 14.6%, reflective of more targeted marketing efforts. In addition, the provision for losses on accounts receivable declined by $2.0 million, the result of continued tightened credit policies and stronger collection efforts.

Depreciation and amortization increased by 4.8% in 1992, related to capital spending. Preopening expense, which included expenses related to stores scheduled for 1993 openings, totalled $3.5 million as compared to $2.3 million in 1991.

Interest expense declined by $1.2 million, or 12.4%. Savings related to retirement of high-interest debt were partially offset by financing secured in the second and fourth quarter of 1991, as well as interest expense related to the $4.9 million mortgage on the Company's Eastern Division distribution center, entered into in September 1992. Included in interest expense in 1991 was $364 thousand of interest on revolving credit borrowings. There were no borrowings in 1992.

Interest and other income increased by $1.0 million from 1991 to 1992, which includes net gains of $4.2 million on sales of property, less other non-operating expenses and other declines due to the receipt in 1991 of state income tax refunds, and interest income in 1991 related to the Company's private label revolving credit card accounts receivable portfolio, which was sold in May 1991.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

Stockholders and Board of Directors
Grossman's Inc.

We have audited the accompanying consolidated balance sheets of Grossman's Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1993.
Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grossman's Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respectes the information set forth therein.


                                 ERNST & YOUNG


Boston, Massachusetts
January 31, 1994

                        GROSSMAN'S INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                  DECEMBER 31,
                                            -------------------------
                                              1993             1992
                                            ---------       ---------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                  $  2,163        $ 22,107
 Receivables, less allowance
  of $5,212 in 1993 and $3,904
  in 1992 for doubtful accounts               20,751          21,651
 Inventories                                 121,820         123,230
 Deferred income taxes                            -            6,333
 Other current assets                          9,860           6,266
                                            ---------       ---------
   Total current assets                      154,594         179,587


PROPERTY, PLANT AND EQUIPMENT
 Land                                         25,740          28,117
 Buildings and leasehold improvements        103,949         101,382
 Machinery and equipment                      59,009          50,541
 Construction in progress                      1,222          12,589
                                            ---------       ---------
                                             189,920         192,629
 Accumulated depreciation and amortization   (59,756)        (57,936)
                                            ---------       ---------
                                             130,164         134,693

DEFERRED INCOME TAXES                             -           23,895
OTHER ASSETS                                   2,690             827
                                            ---------       ---------
TOTAL ASSETS                                $287,448        $339,002
                                            =========       =========

                                                        December 31,
                                                   -------------------------
                                                     1993           1992
                                                   ----------     ----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities           $102,616       $ 94,825
 Accrued interest                                      2,174          1,469
 Current portion of long-term debt and
   capital lease obligations                          14,978         16,686
                                                   ----------     ----------
   Total current liabilities                         119,768        112,980

REVOLVING TERM NOTE PAYABLE                           23,238             -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS          41,267         52,985

PENSION LIABILITY                                     15,199            -

OTHER LIABILITIES                                     15,608         12,014
                                                   ----------     ----------
   Total liabilities                                 215,080        177,979

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value:
  Shares authorized - 50,000
  Shares issued - 26,137 in 1993 and 1992                261            261
 Additional paid-in-capital                          155,852        155,857
 Retained earnings (deficit)                         (62,103)         6,245
 Minimum pension liability                           (20,528)            -
 Less 458 shares in 1993 and 551 shares
  in 1992 in treasury, at cost                        (1,114)        (1,340)
                                                   ----------     ----------
   Total stockholders' investment                     72,368        161,023
                                                   ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT      $287,448       $339,002
                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                   YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1993         1992         1991
                                              ----         ----         ----
                                           (53 weeks)
SALES                                      $841,974     $833,370     $806,636
COST OF SALES                               629,089      609,980      587,579
                                           ---------    ---------    ---------
  Gross Profit                              212,885      223,390      219,057

OPERATING EXPENSES
  Selling and administrative                193,662      193,755      192,116
  Depreciation and amortization              13,433       11,655       11,120
  Preopening expense                            630        3,492        2,297
  Store closing expense                      34,263           -            -
                                           ---------    ---------    ---------
                                            241,988      208,902      205,533
                                           ---------    ---------    ---------

OPERATING INCOME (LOSS)                     (29,103)      14,488       13,524

OTHER EXPENSES (INCOME)
   Interest expense                           8,422        8,275        9,444
   Other                                        595       (3,839)      (2,833)
                                           ---------    ---------    ---------
                                              9,017        4,436        6,611
                                           ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES           (38,120)      10,052        6,913
PROVISION FOR INCOME TAXES                   30,228        3,820        2,622
                                           ---------    ---------    ---------
NET INCOME (LOSS)                          $(68,348)    $  6,232     $  4,291
                                           =========    =========    =========
NET INCOME PER COMMON SHARE
(PRIMARY AND FULLY DILUTED)                $  (2.66)    $   0.24     $   0.17
                                           =========    =========    =========
WEIGHTED AVERAGE SHARES AND EQUIVALENT
  SHARES OUTSTANDING

  Primary                                    25,661       26,193       25,878
                                           =========    =========    =========

  Fully Diluted                              25,661       26,241       25,878
                                           =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       Year Ended December 31,
                                                   -------------------------------
                                                      1993      1992      1991
                                                   ---------  ---------  ---------
OPERATING ACTIVITIES
Net income (loss)                                  $(68,348)  $  6,232   $  4,291
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                      13,433     11,655     11,120
  Deferred income taxes                              30,228      2,620      2,205
  Amortization of discount on Zero Coupon Notes          -       1,321      2,918
  Net gain on sales of property                        (215)    (4,159)      (239)
  Provision for losses on accounts receivable         2,911      1,944      3,989
  Store closing expense                              19,069         -          -
  (Increase) decrease in assets:
   Sale of private label credit card accounts
    receivable                                           -          -      13,973
   Receivables                                       (2,011)    (3,952)    (3,613)
   Inventories                                        1,410    (13,415)     9,722
   Other assets                                         462     (1,525)    (1,324)
  Increase (decrease) in accounts payable and
   accrued and other liabilities                     (5,643)     4,161     (5,079)
                                                   ---------  ---------  ---------
     Total adjustments                               59,644     (1,350)    33,672
                                                   ---------  ---------  ---------
  NET CASH (USED FOR) PROVIDED BY OPERATING
   ACTIVITIES                                        (8,704)     4,882     37,963
INVESTING ACTIVITIES
Proceeds from sales of property, net                  1,014      5,787      4,050
Capital expenditures                                (15,050)   (21,702)   (11,929)
                                                   ---------  ---------  ---------
 NET CASH USED FOR INVESTING ACTIVITIES             (14,036)   (15,915)    (7,879)

FINANCING ACTIVITIES
 Payments on long-term debt and capital lease
  obligations                                       (27,637)   (22,557)   (29,860)
 Proceeds from sale and leaseback transactions           -          -       1,440
 Proceeds from mortgage financings                    6,974         -      15,508
 Net borrowings from revolving term note payables    23,238         -          -
 Issuance of common stock                               221        262         -
                                                   ---------  ---------  ---------
 NET CASH (USED FOR) PROVIDED BY FINANCING
  ACTIVITIES                                          2,796    (22,295)   (12,912)

Net increase (decrease) in cash and cash
  equivalents                                       (19,944)   (33,328)    17,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     22,107     55,435     38,263
                                                   ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  2,163   $ 22,107   $ 55,435
                                                   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                            STOCKHOLDERS' INVESTMENT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              Common
                              Stock
                              $.01  Additional   Retained    Minimum              Total
                               Par   Paid-In-    Earnings    Pension  Treasury Stockholders'
                              Value  Capital     (Deficit)  Liability  Stock    Investment
                               ----   --------   ---------  ---------  --------    ---------
Balance at January 1, 1991     $261   $155,865   $ (4,278)  $ (2,077)  $(1,610)    $148,161

Net income                       -          -       4,291         -         -         4,291

Minimum pension liability        -          -          -       2,077        -         2,077
                               ----   --------   ---------  ---------  --------    ---------
Balance at December 31, 1991    261    155,865         13         -     (1,610)     154,529

Net income                       -          -       6,232         -         -         6,232

Exercise of stock options        -         (13)        -          -        259          246

Issuance of treasury stock       -           5         -          -         11           16
                               ----   --------   ---------  ---------  --------    ---------
Balance at December 31, 1992    261    155,857      6,245         -     (1,340)     161,023

Net loss                         -          -     (68,348)        -         -       (68,348)

Exercise of stock options        -         (10)        -          -        215          205

Issuance of treasury stock       -           5         -          -         11           16

Minimum pension liability        -          -          -     (20,528)       -       (20,528)
                               ----   --------   ---------  ---------  --------    ---------
Balance at December 31, 1993   $261   $155,852   $(62,103)  $(20,528)  $(1,114)    $ 72,368
                               ====   ========   =========  =========  ========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------

Principles of Consolidation
- ---------------------------
The consolidated financial statements present the results of operations, financial position and cash flows of Grossman's Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

Fiscal Periods
- --------------
The Company's year end is December 31. The Company records activity in quarterly accounting periods of equal length ending on the last Saturday of each quarter. Differences in amounts presented and those which would have been presented using actual quarter-end dates are not material.

Fiscal year 1993 contained 53 weeks while fiscal 1992 and 1991 contained 52 weeks. The additional week in 1993 was included in the fourth quarter.

Cash Equivalents
- ----------------
The Company considers all highly liquid investments, with a maturity of three months or less at date of purchase, to be cash equivalents.

Accounts Receivable
- -------------------
The Company extends credit on open account to qualified contractors and remodelers, principally in the Northeast.

Finance charge income, included in interest and other income, amounted to $587.4 thousand, $619.6 thousand and $1.5 million in 1993, 1992 and 1991, respectively.

Inventories
- -----------
Merchandise inventories are valued at the lower of cost, as determined by the average cost method, or market.

Property, Plant and Equipment
- -----------------------------
Property, plant and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Ranges of useful lives by principal classification are as follows:

   Buildings and leasehold improvements                      10 - 33 years
   Machinery and equipment                                    3 -  7 years

Accrued Insurance Claims
- ------------------------
The Company maintains insurance coverage for general liability and workers' compensation risks under contractual arrangements which retroactively adjust premiums for claims paid subject to specified limitations. Expenses associated with such risks are accrued as amounts required to cover incurred incidents can be estimated.

- ----------------------------------------------------

Leases
- ------
Capital leases, those leases which transfer substantially all benefits and risk of ownership, are accounted for as the acquisition of an asset and the incurrence of an obligation. Capital lease amortization is included in depreciation and amortization expense, with the amortization period restricted to the lease term. The related obligation is amortized over the lease term at a constant periodic rate of interest.

Income Taxes
- ------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109-Accounting for Income Taxes. Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Pension Plan
- ------------
The Company sponsors a noncontributory retirement plan for the benefit of substantially all employees. The Company funds pension costs in accordance with the Employee Retirement Income Security Act. Prior service costs, the unrecognized net transition assets and gains and losses, whether realized or unrealized, are amortized on a straight-line basis over estimated average remaining service periods.

Preopening Expense
- ------------------
Expenses associated with the opening of new stores and facilities and the expansion or major remodeling of existing stores are expensed as incurred.

Store Closing Expense
- ---------------------
Store closing costs, net of amounts expected to be recovered, are recorded when the decision to close a store is made. Store closing costs include estimated losses, lease payments, other expenses and the net unrecoverable amount of property, plant and equipment.

Earnings Per Common Share
- -------------------------
Earnings per common share are computed based on the weighted average number of common shares outstanding, less shares in treasury, plus common share equivalents attributable to stock options, when dilutive.

Business Segment
- ----------------
The Company operates in one business segment: the retail sale, distribution and installation of building materials and related products.

- ----------------------------------------------------

Classification
- --------------
Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                   December 31,
                                           ---------------------------
                                             1993                1992
                                           --------            -------
Accounts payable                           $ 60,607            $54,438
Accrued salaries, wages,
 commissions and related taxes                8,155             11,589
Accrued income and franchise taxes              734              1,779
Accrued taxes other than income and
 franchise                                    4,809              3,762
Accrued store closing costs                   8,343              1,543
Accrued insurance                            10,273              9,589
Other accrued liabilities                     9,695             12,125
                                           --------            -------
                                           $102,616            $94,825
                                           ========            =======

NOTE 3 - REVOLVING TERM NOTE PAYABLE
- ------------------------------------

On December 15, 1993, the Company entered into a loan and security agreement with BankAmerica Business Credit, Inc., which provides for borrowings up to $60 million, including letters of credit up to $15 million. Borrowings pursuant to this agreement are secured by inventories, receivables and certain other assets. At December 31, 1993, cash borrowings under this agreement totalled $23.2 million and outstanding standby letters of credit, issued in the normal course of business principally to guarantee payment of insurance obligations, totalled $11.4 million. The agreement has a three-year term, with one-year renewal periods thereafter. Interest is payable monthly at 1% over Prime Rate (7% at December 31, 1993), with a Eurodollar option available for borrowings in excess of $5 million. The agreement also provides for a 1/2% per annum commitment fee on the average daily unused amount under $50 million. The agreement contains various covenants which, among other things, require minimum levels of net worth and establish minimum interest and fixed charge coverage ratios, establish maximum levels of capital expenditures.

Upon entering into the loan and security agreement, the Company's prior revolving credit agreement with a group of banks was terminated.

The maximum borrowings under the prior revolving credit agreement in 1993 and 1991 were $36 million and $13 million, respectively. The weighted average annual interest rate on such borrowings during 1993 and 1991 were 5.9% and 8.9%, respectively. There were no borrowings under the agreement in 1992.

NOTE 4 - LONG-TERM DEBT
- -----------------------

Long-term debt consists of the following (in thousands):

                                                  December 31,
                                          ----------------------------
                                           1993                 1992
                                          -------              -------
Zero Coupon Notes                         $    -               $10,813
14% Debentures, due January 1, 1996        16,201               21,334
Mortgage notes                             22,638               21,665
Capital lease obligations                  17,406               15,859
                                          -------              -------
                                           56,245               69,671
Less current portion                       14,978               16,686
                                          -------              -------
                                          $41,267              $52,985
                                          =======              =======

In 1986, the Company issued $105.2 million of Zero Coupon Notes. The seventh and final principal payment on the notes was made in January 1993. These noninterest bearing notes were initially discounted for financial statement purposes to yield 13% per annum.

Interest on the 14% Debentures is payable semi-annually on January 1 and July 1. At any time prior to maturity, upon 30 days notice, the Company may redeem the 14% Debentures, in whole or in part, on any interest payment date, at 100% of principal (in minimum amounts of $5 million), plus a yield maintenance premium based upon quoted Treasury Constant Maturity Series yields.

Mortgage notes bear interest at a weighted average rate of 10.1% and are secured by real estate and equipment with a net book value of $34.2 million at December 31, 1993.

During 1993, the Company purchased $5.1 million of its 14% Debentures with no material gain or loss. During 1992, the Company purchased and retired $2.9 million of the remaining principal on its Zero Coupon Notes and $228 thousand of its 14% Debentures with no material gain or loss.

In February 1993, the Company received $6.1 million of mortgage loan proceeds for its new Eastern Division distribution center. The mortgage note is amortized over 15 years, with full payment due in February 2003. Interest accrues at an annual rate of 8.8% and is payable monthly. Upon receipt of the mortgage proceeds the Company paid in full the existing $4.9 million mortgage note. The Company also received $750 thousand in proceeds from two secured loans provided by the State of Connecticut for equipment within the distribution facility at annual interest rates of 5.0% for terms between seven and ten years.

- -----------------------------------

The 14% Debentures, mortgage notes and certain lease agreements contain various covenants which, among other things, restrict dividends and distributions on and repurchases of Common Stock; require specified levels of net worth; limit capital expenditures; restrict liens, the incurrence of indebtedness and lease obligations; and restrict loans and investments. Under the most restrictive of these agreements, the Company had no retained earnings available for the payment of dividends at December 31, 1993.

As of December 31, 1993, long-term debt maturities in each of the next five fiscal years and thereafter are as follows (in thousands):

                                14%          Mortgage
                             Debentures       Notes
                             ----------      --------
Year Ending December 31,
             1994              $    -        $ 9,028
             1995                   -            672
             1996               16,201           704
             1997                   -            697
             1998                                727
             Thereafter             -         10,810
                               -------       -------
                               $16,201       $22,638
                               =======       =======

Mortgage notes due in 1994 include $8,333 thousand related to properties under agreement to be sold in 1994.

Interest paid during 1993, 1992 and 1991 amounted to (in thousands) $7,639, $8,286 and $9,911, respectively.


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS
- --------------------------------------------

Statement of Financial Accounting Standards No. 107 - Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. The Company estimates fair values based on the following assumptions: cash and cash equivalents are reported in the balance sheet at amounts which approximate fair value; and the carrying values of the Company's long-term debt and revolving term note payable are estimated using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

- --------------------------------------------------------

The estimated fair values are as follows (in thousands):

                                                   December 31,
                                    ----------------------------------------
                                          1993                 1992
                                    -------------------  -------------------
                                    Carrying Estimated   Carrying Estimated
                                     Amount  Fair Value   Amount  Fair Value
                                    -------- ----------  -------- ----------
Revolving term note payable         $23,238   $23,238    $    -     $    -
Zero Coupon Notes                        -         -      10,813     10,813
14% Debentures due January 1, 1996   16,201    18,900     21,334     24,800
Mortgage notes                       22,638    23,900     21,665     26,400
                                    -------   -------    -------    -------
                                    $62,077   $66,038    $53,812    $62,013
                                    =======   =======    =======    =======

NOTE 6 - LEASE COMMITMENTS (IN THOUSANDS)
- -----------------------------------------

The Company has entered into leases for certain retail locations, office space, equipment and vehicles. The fixed terms of the leases range up to seven years and, in general, leases for retail locations contain multiple renewal options for various periods between one and ten years. Certain leases contain provisions which include additional payments based upon sales performance, operating and real estate tax escalations and purchase options.

Total rent expense charged to operations during 1993, 1992 and 1991 amounted to $7,615, $8,819 and $8,801, respectively. Total contingent rentals included in rent expense were $923, $999 and $969, respectively.

Included in property, plant and equipment as of December 31, 1993 and 1992 is $36,359 and $37,231, respectively, of machinery and equipment under capital leases. The related accumulated amortization is $24,049 and $22,961, respectively. Capital lease additions for machinery and equipment totalled $7,238 in 1993, $2,739 in 1992 and $2,982 in 1991.

Future minimum lease payments in each of the next five years and thereafter are as follows:

                                      Capital Leases     Operating Leases
                                      --------------      --------------
Year Ending December 31,
     1994                                $ 7,289             $ 5,150
     1995                                  7,539               3,867
     1996                                  3,055               2,988
     1997                                  1,164               2,167
     1998                                    631               1,866
     Thereafter                              251                 530
                                         -------             -------
Total minimum lease payments             $19,929             $16,568
Less imputed interest                      2,523             =======
                                         -------
Present value of net minimum
   lease payments                         17,406
Less current portion                       5,950
                                         -------
Long-term capital lease obligations      $11,456
                                         =======

NOTE 7 - SALE OF PROPERTY
- -------------------------

In October 1993, the Company announced an agreement for the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation. The sale is contingent upon certain approvals and conditions. The purchase price is dependent upon the number of square feet finally approved by local authorities having jurisdiction over the proposed site plan. Consummating the transaction is subject to the permitting process, the timing of which cannot be predicted at this time. Other contingencies customary in commercial real estate transactions also exist. If the transaction is consummated, the Company expects to realize a significant gain from this sale.

NOTE 8 - STOCKHOLDERS' INVESTMENT
- ---------------------------------

The Company's Restated Certificate of Incorporation contains certain provisions restricting accumulations of Common Stock. Under these provisions, as modified by the Board of Directors and currently in effect, no person may acquire shares of Common Stock on or prior to December 31, 1996 (or such later date as may be fixed by the Board of Directors) if the number of shares actually and constructively owned by such person, as defined, would exceed 5% of the outstanding Common Stock on any date. Attempted acquisitions of Common Stock in excess of these limits will be null and void and all shares purportedly acquired in excess of these limits will have no rights, except the right to receive out of the proceeds of resale thereof an amount not in excess of the amount paid for such excess shares plus brokers' commissions. Such restrictions may be waived by the Board of Directors and are not applicable to an acquisition of more than 50% of the outstanding shares of Common Stock for cash pursuant to a tender offer, merger or other business combination in which all holders of Common Stock are afforded an opportunity to sell all their shares.

NOTE 9 - EMPLOYEE BENEFIT PLANS
- -------------------------------

The Company sponsors a noncontributory defined benefit pension plan, the Grossman's Inc. Retirement Plan (the "Retirement Plan"), which covers substantially all employees. Employees are eligible to participate in the Retirement Plan at age 21 with one year of service. Benefits through 1990 are based upon years of service multiplied by a percentage of reference earnings. Beginning in 1991, the benefit is based upon annual reference earnings.

The components of net periodic pension cost are as follows (in thousands):

                                                     Year ended December 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
Service cost for the year                         $ 1,376   $ 1,325   $ 1,472
Interest accrued on projected benefit obligation    4,277     3,896     3,619
Return on plan assets                              (4,019)   (2,894)   (6,545)
Net amortization and deferral                         180      (661)    3,143
                                                  --------  --------  --------
    Net periodic pension cost for the year        $ 1,814   $ 1,666   $ 1,689
                                                  =======   ========  ========

- -------------------------------------------

The funded status of the Retirement Plan is as follows (in thousands):

                                                            December 31,
                                                         -------------------
                                                           1993      1992
                                                         ---------  --------
Actuarial present value of projected benefit obligation:
 Vested employees                                        $ 61,823   $39,868
 Non-vested employees                                       1,766     1,447
                                                         ---------  --------
Accumulated benefit obligation                             63,589    41,315
Impact of future salary increases                           3,480     2,062
                                                         ---------  --------
Projected benefit obligation for service rendered
 to date                                                   67,069    43,377
Estimated market value of plan assets, primarily
 cash equivalents and publicly traded stocks and bonds     48,390    42,067
                                                         ---------  --------
Projected benefit obligation in excess of
 plan assets                                               18,679     1,310
Items not yet recognized in earnings:
 Unrecognized net transition asset                          1,795     2,319
 Unrecognized prior service cost                           (1,410)   (1,745)
 Adjustment required to recognize minimum liability        21,938        -
 Unrecognized net loss                                    (25,803)   (6,075)
                                                         ---------  --------
    Pension liability (prepaid pension asset)            $ 15,199   $(4,191)
                                                         =========  ========

Statement of Financial Accounting Standards No. 87 ("FAS 87") requires the recognition of a minimum liability, to the extent that actuarially computed accumulated plan benefits exceed the fair value of plan assets, and the recognition of a related intangible asset, to the extent of any unfunded prior service cost. At December 31, 1993, the Company recorded an adjustment of $21,938 thousand, reducing its prepaid pension asset and establishing a minimum liability of $15,199 thousand. The increase in minimum liability in 1993 reflects a change in the discount rate assumption from 9.5% to 7.0%. An intangible asset of $1,410 thousand was also recorded, equal to unrecognized prior service cost. The difference between the minimum pension liability adjustment and the intangible asset has been charged to stockholders' investment in accordance with FAS 87.

Actuarial assumptions used by the Retirement Plan's actuaries to develop the funded status of the Retirement Plan under the unit credit actuarial cost method are as follows:

                                                        1993   1992     1991
                                                        ----   -----    ----
Discount rate                                           7.0%    9.5%    9.5%
Expected long-term rate of return on assets             9.0    10.0    10.0
Rate of general wage increase                           4.5     4.5     4.5

The Company also sponsors a Savings Plan for the benefit of substantially all employees. The plan provides that employees may contribute up to 14% of their compensation, with a fully vested Company match of a portion of the contribution. During 1991, the plan was amended to provide for an increase in the Company's matching contribution, suspension of profit sharing contributions and full vesting of all participants in previous profit sharing contributions by the Company. The Company contributed $574 thousand in 1993, $555 thousand in 1992 and $477 thousand in 1991 to the plan.

NOTE 10 - OTHER LIABILITIES
- ---------------------------

Other long-term liabilities consist of the following (in thousands):

                                                     December 31,
                                                 --------------------
                                                  1993         1992
                                                 -------      -------
Accrued insurance claims                         $ 9,424      $ 9,200
Accrued store closing costs                        5,418           -
Other accrued liabilities                            766        2,814
                                                 -------      -------
                                                 $15,608      $12,014
                                                 =======      =======

Standby letters of credit which guarantee general liability and workers' compensation insurance claims are outstanding under the Company's revolving credit agreement.

NOTE 11 - EMPLOYEE STOCK OPTION PLAN
- ------------------------------------

The Company has a nonqualified stock option plan covering officers and other key management employees ("1986 Plan"). The plan provides for nonqualified options to purchase shares of Common Stock. On April 28, 1992, the Company's Stockholders approved an increase in the total number of shares of Common Stock of the Company that may be issued under the 1986 Plan from 2,000,000 shares to 3,750,000 shares.

In April 1993, the Board of Directors approved the 1993 Key Employee Stock Option Plan ("1993 Plan") covering key management employees who are not officers of the Company. The 1993 Plan provides for nonqualified options to purchase a total of 600,000 shares of Common Stock, with a maximum of 5,000 shares per employee. The maximum number of options which may be granted in any calendar year is 300,000.

A summary of option transactions is as follows:

                                             Year Ended December 31,
                                  ------------------------------------------
                                       1993           1992           1991
                                  ------------   ------------   ------------
Options outstanding, January 1       2,932,500      1,848,000      1,821,000

Options granted                        915,300      1,611,000         42,000
Price range                        $2.75-$4.38    $3.63-$4.50    $      3.75

Options exercised                       88,000        106,250             -
Price range                        $      2.31    $      2.31    $        -

Options cancelled                      447,100        420,250         15,000
Price range                        $2.31-$4.50    $2.31-$4.50    $2.31-$3.75
                                  ------------   ------------   ------------
Options outstanding, December 31     3,312,700      2,932,500      1,848,000
Price range                        $2.31-$4.50    $2.31-$4.50    $2.31-$3.75
                                  ============   ============   ============
Options exercisable, December 31     1,376,500        867,917        636,083
Price range                        $2.31-$4.50    $2.31-$3.75    $      2.31
                                  ============   ============   ============

- ------------------------------------------------

All options granted are ten-year nonqualified options and were granted at market value. Of the options outstanding at December 31, 1993, 200,000 were exercisable when issued, 400,000 become exercisable in three equal annual installments following the December 11, 1990 date of grant, and the balance become exercisable in four equal annual installments following the respective dates of grant. All outstanding options become exercisable upon a change in control, as defined in the option agreements. At December 31, 1993, the Company had 4,155,750 shares of Common Stock reserved for future issuance under the plans.

NOTE 12 - INCOME TAXES
- ----------------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109-Accounting for Income Taxes ("FAS 109"). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards to the extent that management assesses the utilization of such net operating loss carryforwards to be more likely than not. The statement also requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, management cannot make a determination that it is more likely than not that some portion or all of the related tax benefits will be realized. Furthermore, the statement requires that a valuation allowance be established or adjusted if a change in circumstances causes a change in judgment about the future realizability of the deferred tax assets.

At December 31, 1992, the Company had recorded deferred tax assets totalling $30.2 million, with no related valuation allowance, based upon management's assessment at that time that taxable income of the Company would more likely than not be sufficient to utilize fully the net operating loss carryforwards prior to their ultimate expiration in the year 2001. At September 30, 1993, based upon unanticipated 1993 operating results and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of deferred tax assets to zero. The Company has not recognized any future tax benefits that may be realized from taxable losses incurred in 1993.

At December 31, 1993, the Company has net operating loss carryforwards of $109 million, expiring as follows: 1998-$15 million, 1999-$28 million, 2000-$23 million, 2001-$15 million and 2008-$28 million.

- ----------------------------------

The provision (credit) for income taxes consists of the following (in thousands):
                                               Year ended December 31,
                                             ----------------------------
                                              1993       1992      1991
                                             -------    -------   -------
Federal
  Current                                    $    -     $  240    $   80
  Deferred                                    27,046     2,977     1,935
                                             -------    -------   -------
                                              27,046     3,217     2,015

State
  Current                                         -        960       337
  Deferred                                     3,182      (357)      270
                                             -------    -------   -------
                                               3,182       603       607
                                             -------    -------   -------
                                             $30,228    $3,820    $2,622
                                             =======    =======   =======

The difference between income taxes at the Company's effective tax rate and the U.S. federal statutory rate is as follows (in thousands):

                                               Year ended December 31,
                                             -----------------------------
                                              1993        1992      1991
                                             ---------   -------   -------
U.S. federal income tax (benefit) at         $(12,961)   $3,418    $2,350
 statutory rate
1993 taxable losses for which tax
 benefits were not recognized                  12,961        -         -
Valuation allowance for deferred tax
 assets recorded in prior year                 30,228        -         -
Other items                                        -       (201)     (335)
                                             ---------   -------   -------
  Total federal                                30,228     3,217     2,015
State and other local income taxes                 -        603       607
                                             ---------   -------   -------
                                             $ 30,228    $3,820    $2,622
                                             =========   =======   =======

- ----------------------------------

Deferred income taxes reflect the future tax benefits attributable to net operating loss carryforwards and temporary differences as follows (in thousands):

                                                         December 31,
                                                     --------------------
                                                       1993        1992
                                                     ---------   --------
Net operating loss carryforwards                     $ 38,299    $27,606
Allowance for doubtful accounts                         1,615      1,340
Accrued store closing costs                             5,685        586
Depreciation                                           (1,789)    (1,915)
Other                                                     (16)     2,611
                                                     ---------   --------
                                                       43,794     30,228
Less current portion                                       -       6,333
                                                     ---------   --------
                                                       43,794     23,895
Less valuation allowance                              (43,794)        -
                                                     ---------   --------
Non-current deferred income taxes                    $     -     $23,895
                                                     =========   ========

The Company's tax returns for years subsequent to 1982 have not been reviewed by the Internal Revenue Service ("IRS"). Availability of the net operating loss carryforwards might be challenged by the IRS upon review of such returns and may be limited under the Tax Reform Act of 1986 as a result of changes that may occur in the ownership of the Company's stock in the future, principally relating to a change in control.

The Company believes, however, that IRS challenges that would limit the utilization of available net operating loss carryforwards are unlikely, and that the adjustments to tax liability, if any, for years through 1993 will not have a material adverse effect on the Company's financial position.

Income and franchise taxes paid in 1993, 1992 and 1991 amounted to (in thousands) $920, $1,158 and $848, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected quarterly financial data should be read in conjunction with the consolidated financial statements, related notes and Management's
Discussion and Analysis of Financial Condition and Results of Operations.
Certain amounts in individual quarters have been reclassified to conform with year end presentation.

                                                                1993
                                       --------------------------------------------------------
                                                   Three Months Ended
                                       --------------------------------------------
                                       March 31   June 30  September 30 December 31  Full Year
(in thousands, except per share data)                                   (14 Weeks)  (53 Weeks)
- -----------------------------------------------------------------------------------------------
SALES                                  $141,562   $253,105   $247,671    $199,636   $841,974
COST OF SALES                           102,530    186,879    189,099     150,581    629,089
                                       ---------  ---------  ---------   ---------  ---------
  Gross Profit                           39,032     66,226     58,572      49,055    212,885
OPERATING EXPENSES
  Selling and administrative             46,902     50,797     52,053      43,910    193,662
  Depreciation and amortization           3,020      3,442      3,617       3,354     13,433
  Store preopening expense                  391        239         -           -         630
  Store closing expense                      -          -      34,263          -      34,263
                                       ---------  ---------  ---------   ---------  ---------
                                         50,313     54,478     89,933      47,264    241,988
                                       ---------  ---------  ---------   ---------  ---------
OPERATING INCOME (LOSS)                 (11,281)    11,748    (31,361)      1,791    (29,103)
OTHER EXPENSES (INCOME)
  Interest expense                        1,922      2,110      2,233       2,157      8,422
  Other                                     (19)       472        271        (129)       595
                                       ---------  ---------  ---------   ---------  ---------
                                          1,903      2,582      2,504       2,028      9,017
                                       ---------  ---------  ---------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES       (13,184)     9,166    (33,865)       (237)   (38,120)
PROVISION (CREDIT) FOR INCOME TAXES      (5,010)     3,483     31,755          -      30,228
                                       ---------  ---------  ---------   ---------  ---------
NET INCOME (LOSS)                      $ (8,174)  $  5,683   $(65,620)   $   (237)  $(68,348)
                                       ========   =========  =========   =========  =========
NET INCOME (LOSS) PER COMMON SHARE
 (PRIMARY AND FULLY DILUTED)           $  (0.32)  $   0.22   $  (2.56)   $  (0.01)  $  (2.66)
                                       ========   =========  =========   =========  =========
WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING

  Primary                                25,617     26,121     25,677      25,679     25,661
                                       ========   =========  =========   =========  =========
  Fully Diluted                          25,617     26,121     25,677      25,679     25,661
                                       ========   =========  =========   =========  =========

                                                                1992
                                       --------------------------------------------------------
                                                   Three Months Ended
                                       --------------------------------------------
                                       March 31   June 30  September 30 December 31  Full Year
(in thousands, except per share data)
- -----------------------------------------------------------------------------------------------
SALES                                  $153,533   $249,833   $245,765    $184,239   $833,370
COST OF SALES                           111,473    182,645    183,133     132,729    609,980
                                       ---------  ---------  ---------   ---------  ---------
  Gross Profit                           42,060     67,188     62,632      51,510    223,390
OPERATING EXPENSES
  Selling and administrative             43,285     53,377     49,845      47,248    193,755
  Depreciation and amortization           2,782      2,921      2,972       2,980     11,655
  Store preopening expense                  833        198         50       2,411      3,492
  Store closing expense                      -          -          -           -          -
                                       ---------  ---------  ---------   ---------  ---------
                                         46,900     56,496     52,867      52,639    208,902
                                       ---------  ---------  ---------   ---------  ---------
OPERATING INCOME (LOSS)                  (4,840)    10,692      9,765      (1,129)    14,488
OTHER EXPENSES (INCOME)
  Interest expense                        2,099      2,070      2,026       2,080      8,275
  Other                                    (223)       500        155      (4,271)    (3,839)
                                       ---------  ---------  ---------   ---------  ---------
                                          1,876      2,570      2,181      (2,191)     4,436
                                       ---------  ---------  ---------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES        (6,716)     8,122      7,584       1,062     10,052
PROVISION (CREDIT) FOR INCOME TAXES      (2,552)     3,087      2,882         403      3,820
                                       ---------  ---------  ---------   ---------  ---------
NET INCOME (LOSS)                      $ (4,164)  $  5,035   $  4,702    $    659   $  6,232
                                       =========  ========   =========   =========  =========
NET INCOME (LOSS) PER COMMON SHARE
 (PRIMARY AND FULLY DILUTED)           $  (0.16)  $   0.19   $   0.18    $   0.03   $   0.24
                                       =========  ========   =========   =========  =========
WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING

  Primary                                25,491     26,245     26,061      26,164     26,193
                                       =========  ========   =========   =========  =========
  Fully Diluted                          25,491     26,245     26,061      26,273     26,241
                                       =========  ========   =========   =========  =========

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding Directors is hereby incorporated by reference to the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding the Company's Executive Officers is set forth above following Item 1 of Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a) 1 - Index to Financial Statements
                                                                   Page Number
                                                                 in this Report
                                                                 --------------
   Consolidated Balance Sheets
     December 31, 1993 and 1992........................................   27

   Consolidated Statements of Operations
     Years Ended December 31, 1993, 1992 and 1991......................   29

   Consolidated Statements of Cash Flows
     Years Ended December 31, 1993, 1992 and 1991......................   30

   Consolidated Statements of Changes in Stockholders' Investment
     Years Ended December 31, 1993, 1992 and 1991......................   31

   Notes to Consolidated Financial Statements..........................   32

(a) 2 - Index to Financial Statement Schedules

     The following consolidated financial statement schedules of Grossman's Inc. and Subsidiaries are included in
     Item 14(d) and filed herewith (page numbers refer to page numbers in this Form 10-K):

   Schedule V    - Property, Plant and Equipment.......................   56
   Schedule VI   - Accumulated Depreciation, Depletion, and
                   Amortization of Property, Plant
                   and Equipment.......................................   57
   Schedule VIII - Valuation and Qualifying Accounts...................   58
   Schedule IX   - Short-Term Borrowings...............................   58
   Schedule X    - Supplementary Income Statement
                   Information.........................................   59

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and, therefore, have been omitted.


(b) Reports on Form 8-K

    None.

(a) 3. and (c) - Exhibits

Exhibit
Number
- -------

 2(e) Final Decree and Order Closing Cases, dated October 2, 1987, of the United States Bankruptcy Court for the Southern District of Florida, filed as Exhibit 2(e) to the Company's Form 10-Q for the quarter ended September 30, 1987, is incorporated herein by reference.

 2(f) Asset Purchase Agreement between GNW Partners, L.P. and Grossman's Inc., dated June 28, 1989, without exhibits, filed as
             Exhibit 2(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-542), is incorporated herein by reference.

 2(g) Asset Purchase Agreement between Harcros Lumber & Building Supplies Inc. and Grossman's Inc., dated August 14, 1989, without exhibits, filed as Exhibit 2(a) to the Company's Form 8-K, dated September 12, 1989, is incorporated herein by reference.

 3(a) Restated Certificate of Incorporation of the Company, as in effect November 19, 1986, filed as Exhibit 3(a) to the Company's Form 8-K, dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

 3(a)-1 Resolutions adopted by the Company's Board of Directors on December 15, 1987, modifying and extending restrictions on acquisition of Common Stock under Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-1 to the Company's Form 8-K, dated December 15, 1987 (File 1-542), is incorporated herein by reference.

 3(a)-2 Notice to Stockholders of modification and extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-2 to the Company's Form 8-K, dated December 15, 1987 (File 1-542), is incorporated herein by reference.

 3(a)-3 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(1)-2 to the Company's Form 8-K dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

 3(a)-4 Resolutions adopted by the Company's Board of Directors on October 23, 1990 extending restrictions on acquisition of Common Stock under Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

 3(a)-5 Notice to Stockholders of extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

 3(a)-6 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

 3(a)-7 Notice to Stockholders of extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed herewith.

 3(a)-8 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed herewith.

 3(b)        By-Laws of the Company, as in effect November 19, 1986, filed as
             Exhibit 3(b) to the Company's Form 8-K, dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

 3(b)-1 Copy of the amendments to the Grossman's Inc. By-Laws as adopted by the Board of Directors of Grossman's Inc. on December 15, 1987, filed as Exhibit 3(b)-1 to the Company's Form 8-K, dated December 15, 1987 (File 1-542), is incorporated herein by reference.

 4(c) Indenture, dated January 1, 1986, from the Company to United States Trust Company of New York, as Trustee, with respect to the Company's 14% Debentures due 1996, filed as Exhibit 4(c) to the Company's Form 8-K, dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

4(c)-1 First Supplemental Indenture, dated January 1, 1987, to Indenture, dated January 1, 1986 (Exhibit 4(c) above), for the Company's 14% Debentures due 1996, filed as Exhibit 4(h) to the Company's Registration Statement on Form S-1, No. 33-15107, is incorporated herein by reference.

4(c)-2 Second Supplemental Indenture, dated March 15, 1987, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(j) to the Company's Registration Statement on Form S-1, No. 33-15107, is incorporated herein by reference.

4(c)-3 Third Supplemental Indenture, dated June 15, 1987, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-3 to the Company's Form 8-K, dated July 15, 1988 (File No. 1-542), is incorporated herein by reference.

4(c)-4 Fourth Supplemental Indenture, dated June 15, 1987, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-4 to the Company's Form 8-K, dated July 15, 1988 (File No. 1-542), is incorporated herein by reference.

4(c)-5       Form of Waiver dated December 21, 1988 of certain provisions of
             Section 5.11 to the Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as
             Exhibit 4(c)-5 to the Company's Form 8-K, dated December 13, 1988, is incorporated herein by reference.

4(c)-6 Fifth Supplemental Indenture, dated September 30, 1989, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-542), is incorporated herein by reference.

4(c)-7 Sixth Supplemental Indenture, dated March 1, 1990, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-7 to the Company's Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference.

4(c)-8 Seventh Supplemental Indenture, dated May 17, 1991, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-8 to the Company's Form 10-K for the year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.

4(e)-1 Amended and Restated Registration Rights and Transfer Restriction Agreement, dated April 30, 1987, among the Company; the Common Holders, Debt Holders, Offering Committee and Custodian named therein; and Herzog, Heine Geduld Inc., filed as Exhibit 4(e)-1 to the Company's Registration Statement on Form S-1,
             No. 33-15107, is incorporated herein by reference.

 4(m) Term Loan and Security Agreement without Exhibits and Installment Note, dated October 15, 1991, between Grossman's Inc. and Sanwa Business Credit Corporation, filed as Exhibit 4(m) to the Company's Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

 4(n) First Amendment, dated December 14, 1993, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991, filed herewith.

 4(o) Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc. dated December 15, 1993 (without exhibits), filed herewith.

10(a) Amended and Restated Employment Agreement dated September 8, 1986, among Evans Products Company, Grossman's Inc. and Maurice Grossman, filed as Exhibit 10 to the Evans Products Company Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1985 (File No. 1-542), is incorporated herein by reference.

10(a)-1 Amendment, dated April 29, 1988, to Amended and Restated Employment Agreement between Grossman's Inc. and Maurice Grossman (Exhibit 10(a) above), filed as an unnumbered exhibit to the Company's Form 8-K, dated April 28, 1988 (File No. 1-542), is incorporated herein by reference.

10(a)-2 Amendment, dated December 13, 1988, to Amended and Restated Employment Agreement, dated September 8, 1986, between Grossman's Inc. and Maurice Grossman, filed as Exhibit 10(a)-2 to the Company's Form 8-K, dated December 13, 1988, is incorporated herein by reference.

10(a)-3 Amendment, dated April 24, 1990, to Amended and Restated Employment Agreement between Grossman's Inc. and Maurice Grossman (Exhibit 10(a) above), filed as an unnumbered exhibit to the Company's Form 8-K, dated April 24, 1990 (File No. 1-542), is incorporated herein by reference.

10(a)-4 Amendment, dated November 6, 1990, to Amended and Restated Employment Agreement, between Grossman's Inc. and Maurice Grossman (Exhibit 10(a) above), filed as Exhibit 10(a)-4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

10(iii)(g)   Employment Agreement, dated May 23, 1990, between Grossman's Inc.
             and Thomas R. Schwarz, filed as Exhibit 10(iii)(g) to the Company's Form 10-Q for the quarter ended June 30, 1990 (File
             No. 1-542), is incorporated herein by reference.

10(iii)(g)-1 Amendment, dated November 6, 1990, to Employment Agreement, between Grossman's Inc. and Thomas R. Schwarz (Exhibit 10(iii)(g) above), filed as Exhibit 10(iii)(g)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

10(iii)(h)   Amended and Restated Employment Agreement, dated July 1, 1991, between Grossman's Inc. and Sydney L. Katz, filed as Exhibit
             10(iii)(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.

10(iii)(k)   Amended and Restated Employment Agreement, dated July 1, 1991, between Grossman's Inc. and Robert L. Flowers, filed as Exhibit
             10(iii)(k) to the Company's Annual Report on Form 10-K for year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.

10(iii)(l)   Amended and Restated Employment Agreement, dated July 1, 1991, between Grossman's Inc. and Richard E. Kent, filed as Exhibit
             10(iii)(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-542), is incorporated herein by reference.

10(iii)(m)   Employment Agreement, dated February 1, 1993, between Grossman's
             Inc. and Alan T. Kane, filed as an unnumbered exhibit to the Company's Form 8-K, dated February 15, 1993 (File No. 1-542), is incorporated herein by reference.

10(b) Restated and Amended Grossman's Inc./Evans Asset Holding Company General Pension Plan, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

10(c) Agreement Re General Pension Plan, dated November 18, 1986, among Evans Products Company, Grossman's Inc., Evans Financial Corp., Evans Transportation Company and Evans Asset Holding Company, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

10(c)-1 Agreement Re Spin-off of General Pension Plan, dated January 1, 1987, among the Company, Evans Asset Holding Company, Evans Financial Corp. and Evans Transportation Company, filed as
             Exhibit 10(c)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-542), is incorporated herein by reference.

10(c)-2 Letter, dated December 30, 1987, documenting certain understandings reached among the Company, Grossman's Inc. Retirement Plan, Evans Asset Holding Company and Evans Asset Holding Company/Grossman's Inc. General Pension Plan, regarding the proper interpretation of the Agreement Re Spin-off of General Pension Plan (Exhibit 10(c)-1 above), filed as Exhibit 10(c)-2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-542), is incorporated herein by reference.

10(c)-3 Grossman's Inc. Retirement Plan (Effective January 1, 1987), as amended and restated effective as of January 1, 1989, filed as
             Exhibit 10(c)-3 to the Company's Annual Report on Form 10-K for year ended December 31, 1988 (File No. 1-542), is incorporated herein by reference.

10(c)-4 Grossman's Inc. Retirement Plan, as amended and restated as of October 2, 1989, effective as of January 1, 1989, filed as
             Exhibit 10(c)-4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-542), is incorporated herein by reference.

10(c)-5 Amendment, adopted October 24, 1989, to the Grossman's Inc. Retirement Plan, as amended and restated as of October 2, 1989 (Exhibit 10(c)-4 above), filed as exhibit 10(c)-5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-542), is incorporated herein by reference.

10(c)-6 Amendment, adopted December 12, 1989, to the Grossman's Inc. Retirement Plan, as amended and restated as of October 2, 1989 (Exhibit 10(c)-4 above), filed as exhibit 10(c)-6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-542), is incorporated herein by reference.

10(c)-7 Amendment, adopted August 1, 1990, to the Grossman's Inc. Retirement Plan, as amended and restated as of October 2, 1989, filed as Exhibit 10(c)-7 to the Company's Form 10-Q for the quarter ended September 30, 1990 (File No. 1-542), is incorporated herein by reference.

10(d) Claim Allocation Agreement, dated November 19, 1986, by and between Evans Asset Holding Company, EFC Mortgage Trust and Grossman's Inc., filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

10(e) EPC Asset Transfer Agreement, dated November 19, 1986, among Evans Products Company, Evans Asset Holding Company, EPC Properties Company, Minneapolis Electric Steel Castings Company, Racine Steel Castings Company, RSC Properties Company, Duluth Steel Castings Company, Aberdeen Forest Products Company and Evans Engineered Products Company, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

10(f) EFC Asset Transfer Agreement, dated November 19, 1986, among Evans Financial Corp. and EFC Mortgage Trust, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

10(g) Assumption Agreement, dated November 19, 1986, among Evans Asset Holding Company, EFC Mortgage Trust, Evans Products Company, Evans Financial Corp. and Bank of America National Trust and Savings Association, as agent, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1986 (File No. 1-542), is incorporated herein by reference.

10(h) Grossman's Inc. 1986 Nonqualified Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders, dated September 28, 1987, is incorporated herein by reference.

10(h)-1 Amendment, dated December 11, 1990, to 1986 Nonqualified Stock Option Plan, filed as Exhibit 10(h)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

10(h)-2 Amendment, dated January 28, 1992, to 1986 Nonqualified Stock Option Plan, filed as Exhibit 10(h)-2 to the Company's Form 10-Q for the quarter ended March 31, 1992 (File No. 1-542), is incorporated herein by reference.

10(i) Grossman's Inc. Executive Severance Plan, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

10(i)-1 Grossman's Inc. Amended and Restated Executive Severance Plan, dated August 1, 1990, filed as Exhibit 10(i)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

10(i)-2 Amendment, dated November 6, 1990, to Grossman's Inc. Amended and Restated Executive Severance Plan (Exhibit 10(i)-1 above), filed as Exhibit 10(i)-2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

10(m)-1 Grossman's Inc. Supplemental Executive Retirement Plan, dated January 1, 1992, filed as Exhibit 10(m)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.

10(n)        Grossman's Savings and Profit Sharing Plan (Effective as of
             May 1, 1988), dated April 29, 1988, filed as Exhibit 10(c)-4 to the Company's Form 10-Q for the quarter ended June 30, 1988, is incorporated herein by reference.

10(n)-1 Amendment, effective as of May 1, 1988, to Grossman's Savings and Profit Sharing Plan (Effective as of May 1, 1988) (Exhibit 10(n) above), dated February 28, 1989, filed as Exhibit 10(n)-1 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1988 (File No. 1-542), is incorporated herein by reference.

10(n)-2 Amendment, effective as of September 12, 1989, to Grossman's Inc. Savings and Profit Sharing Plan (Effective as of May 1, 1988) (Exhibit 10(n) above), dated October 24, 1989, filed as Exhibit 10(n)-2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-542), is incorporated herein by reference.

10(n)-3 Amendment No. 3 to Grossman's Inc. Savings and Profit Sharing Plan (Effective as of May 1, 1988) (Exhibit 10(n) above), filed as Exhibit 10(n)-3 to the Company's Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

10(n)-4 Amendment No. 4 to Grossman's Inc. Savings and Profit Sharing Plan, dated May 1, 1991, filed as Exhibit 10(n)-4 to the Company's Form 10-Q for the quarter ended March 31, 1991, is incorporated herein by reference.

10(o) Grossman's Inc. 1993 Key Employee Stock Option Plan, dated April 27, 1993, filed herewith.

11(a)        Statement re computation of earnings per share, filed herewith.

22 Subsidiaries of the Company, filed as Exhibit 22 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-542), is incorporated herein by reference.

24(a)        Consent of Ernst & Young, Independent Auditors, filed herewith.

(d) Financial Statement Schedules

                        GROSSMAN'S INC. AND SUBSIDIARIES
                                   SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                       Balance at                                    Balance
                       Beginning     Additions at    Sales and       at End
Classification         of Year        Cost(1)(2)     Retirements(3)  of Year
- --------------         ----------    ------------    --------------  -------
Year Ended
December 31, 1993
  Land                  $ 28,117      $    163          $ 2,540      $ 25,740
  Buildings
   and leasehold
   improvements          101,382        16,731           14,164       103,949
  Machinery and
   equipment              50,541        16,354            7,886        59,009
  Construction
   in progress(2)         12,589       (10,960)             407         1,222
                        --------      ---------         -------      --------
  Total                 $192,629      $ 22,288          $24,997      $189,920
                        ========      =========         =======      ========

Year Ended
December 31, 1992
  Land                  $ 26,313       $ 1,990          $   186      $ 28,117
  Buildings
   and leasehold
   improvements           91,517        11,545            1,680       101,382
  Machinery and
   equipment              45,696         6,707            1,862        50,541
  Construction
   in progress(2)          3,494         9,148               53        12,589
                        --------      ---------         -------      --------
  Total                 $167,020      $ 29,390          $ 3,781      $192,629
                        ========      =========         =======      ========

Year Ended
December 31, 1991
  Land                  $ 24,406       $ 3,447          $ 1,540      $ 26,313
  Buildings
   and leasehold
   improvements           85,432         9,277            3,192        91,517
  Machinery and
   equipment              47,231         6,486            8,021        45,696
  Construction
   in progress(2)          8,005        (4,300)             211         3,494
                        --------      ---------         -------      --------
  Total                 $165,074      $ 14,910          $12,964      $167,020
                        ========      =========         =======      ========

(1) Additions, which include capital lease additions, relate principally to the Company's store remodeling and expansion program, started in 1987, and the opening of new stores.

(2) Additions to construction in progress are shown net of transfers to other asset classifications.

(3) Sales and retirements in 1993 include reclassifications to current assets and adjustments to reflect net realizable value for closed stores.


                        GROSSMAN'S INC. AND SUBSIDIARIES
                                  SCHEDULE VI
                      ACCUMULATED DEPRECIATION, DEPLETION,
                         AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT
                                 (in thousands)

                       Balance at      Additions                     Balance
                       Beginning       Charged to     Sales and      at End
Description            of Year       Cost & Expenses  Retirements    of Year
- -----------            ----------    ---------------  -----------    -------
Year Ended
December 31, 1993
  Buildings
   and leasehold
   improvements         $27,527          $ 2,320        $ 2,551       $27,296
  Machinery and
   equipment             30,409           11,113          9,062        32,460
                        -------          -------        -------       --------
  Total                 $57,936          $13,433        $11,613       $59,756
                        =======          =======        =======       ========

Year Ended
December 31, 1992
  Buildings
   and leasehold
   improvements         $24,187          $ 3,772        $  432        $27,527
  Machinery and
   equipment             24,198            7,883         1,672         30,409
                        -------          -------        -------       --------

  Total                 $48,385          $11,655        $2,104        $57,936
                        =======          =======        =======       ========

Year Ended
December 31, 1991
  Buildings
   and leasehold
   improvements         $22,236          $ 3,347        $ 1,396       $24,187
  Machinery and
   equipment             22,743            7,773          6,318        24,198
                        -------          -------        -------       --------

  Total                 $44,979          $11,120        $ 7,714       $48,385
                        =======          =======        =======       ========

                        GROSSMAN'S INC. AND SUBSIDIARIES
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                     Balance at   Additions                               Balance
                     Beginning    Charged to Costs                        at End
Description          of Year      and Expenses        Deductions (1)      of Year
- -----------          ----------   ----------------    --------------      -------
Year Ended
December 31, 1993
Allowance for
doubtful accounts      $3,904          $2,911             $1,603           $5,212
                      ========        ========           ========         ========

Year Ended
December 31, 1992
Allowance for
doubtful accounts      $3,974          $1,944             $2,014           $3,904
                      ========        ========           ========         ========

Year Ended
December 31, 1991
Allowance for
doubtful accounts      $2,682          $3,989             $2,697           $3,974
                      ========        ========           ========         ========

(1) Write-off of bad debts less recoveries.



                        GROSSMAN'S INC. AND SUBSIDIARIES
                                   SCHEDULE IX
                             SHORT-TERM BORROWINGS
                      (in thousands, except percentages)

                                                Weighted        Maximum Amt.    Average Amt.    Weighted
                                Balance         Average         Outstanding     Outstanding     Average Interest
Category of Aggregate           at End of       Interest        During the      During the      Rate During
Short-term borrowings           Period          Rate            Period          Period          the Period (2)
- ---------------------           ---------       --------        ------------    ------------    -----------------
Year Ended
December 31, 1993
Revolving Credit Agreement      $    -             -              $36,000           $21,129             5.9%

Year Ended
December 31, 1992
Revolving Credit Agreement      $    -             -              $     -           $     -               -%

Year Ended
December 31, 1991
Revolving Credit Agreement      $    -             -              $13,000           $ 2,951             8.9%

(1)     The average amount oustanding during the period was computed based on the toal of daily ending principal balances.

(2)     The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

                                      58


                        GROSSMAN'S INC. AND SUBSIDIARIES
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)

          Item                Charged to Costs and Expenses
          ----                -----------------------------
                                   Year Ended December 31,
                            ------------------------------------
                             1993          1992           1991
                            -------       -------        -------
       Advertising          $15,129       $12,923        $15,144
                            =======       =======        =======


Amounts for maintenance and repairs, depreciation and amortization of intangible assets, taxes other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales and revenues.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GROSSMAN'S INC.
                                              Company

Date:  March 16, 1994           By /s/ Sydney L. Katz
                                   -------------------------------------
                                   Sydney L. Katz
                                   Executive Vice President,
                                   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                      Title                        Date
- ---------------------------   -------------------------------  --------------
                              Chairman of the Board            March 16, 1994
                              and Chief Executive Officer
/s/ Thomas R. Schwarz         Executive Officer and Director
- ---------------------------   (Principal Executive Officer)
Thomas R. Schwarz

                              Executive Vice President,        March 16, 1994
                              Chief Financial Officer
/s/ Sydney L. Katz            and Treasurer and Director
- ---------------------------   (Principal Financial Officer)
Sydney L. Katz

/s/ Steven L. Shapiro         Controller                       March 16, 1994
- ---------------------------   (Principal Accounting Officer)
Steven L. Shapiro

/s/ Russell Cox               Director                         March 16, 1994
- ---------------------------
Russell Cox

/s/ John Grey                 Director                         March 16, 1994
- ---------------------------
John Grey

/s/ Maurice Grossman          Director                         March 16, 1994
- ---------------------------
Maurice Grossman

/s/ Leo Kahn                  Director                         March 16, 1994
- ---------------------------
Leo Kahn

/s/ W. Wallace McDowell, Jr.  Director                         March 16, 1994
- ---------------------------
W. Wallace McDowell, Jr.

/s/ Robert Swanson            Director                         March 16, 1994
- ---------------------------
Robert Swanson

/s/ Harold Tanner             Director                         March 16, 1994
- ---------------------------
Harold Tanner

/s/ Abraham Zaleznik          Director                         March 16, 1994
- ---------------------------
Dr. Abraham Zaleznik

/s/ Stephen B. Oresman        Director                         March 16, 1994
- ---------------------------
Stephen B. Oresman