Form 10-Q
period 1994-03-31
GROSSMANS INC
filed 1994-05-09
CIK 33798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 1-542

                               GROSSMAN'S INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

            200 Union Street
        Braintree, Massachusetts                            02184
(Address of principal executive offices)                  (Zip Code)

                                (617) 848-0100
             (Registrant's telephone number, including area code)

                                Not applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 Par Value - 25,759,696 shares as of May 2, 1994, exclusive of 377,671 shares held as treasury shares.

                               GROSSMAN'S INC.
                                  FORM 10-Q
                         Quarter Ended March 31, 1994

                                  INDEX



                                                                   Page Number
                                                                   -----------
Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     March 31, 1994, December 31, 1993 and March 31, 1993.............    3

   Consolidated Statements of Operations
     Three Months Ended March 31, 1994 and 1993.......................    5

   Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1994 and 1993.......................    6

   Notes to Unaudited Interim Consolidated Financial Statements.......    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.....................................    9


Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................   13

SIGNATURES............................................................   14



Part I. Financial Information



ITEM 1. FINANCIAL STATEMENTS




                       GROSSMAN'S INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                      March 31,    December 31,    March 31,
                                        1994          1993           1993
                                      ---------    ------------    ---------
ASSETS
- - - ------
CURRENT ASSETS
 Cash and cash equivalents             $  2,009      $  2,163      $  2,856
 Receivables, less allowance of
   $4,734 in 1994, $5,212 at
   December 31, 1993 and $4,439
   at March 31, 1993 for doubtful
   accounts                              14,932        20,751        18,214
 Inventories                            134,538       121,820       162,599
 Deferred income taxes                       -             -          6,230
 Other current assets                     9,492         9,860         6,515
                                        -------       -------       -------
   Total current assets                 160,971       154,594       196,414

PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation
 of $60,866 in 1994, $59,756 at
 December 31, 1993 and $60,799
 at March 31, 1993                      126,309       130,164       137,682
DEFERRED INCOME TAXES                        -             -         28,905
OTHER ASSETS                              3,655         2,690           560
                                       --------      --------      --------
   Total Assets                        $290,935      $287,448      $363,561
                                       ========      ========      ========



The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                       GROSSMAN'S INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                       March 31,    December 31,    March 31,
                                         1994          1993           1993
                                       ---------    ------------    ---------
LIABILITIES AND
STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Revolving term note payable            $     -       $     -        $ 31,000
 Accounts payable and accrued
  liabilities                            106,179       102,616        107,258
 Accrued interest                          1,322         2,174          1,072
 Current portion of long-term debt
   and capital lease obligations          18,515        14,978          6,582
                                         -------       -------        -------
    Total current liabilities            126,016       119,768        145,912



REVOLVING TERM NOTE PAYABLE               33,043        23,238             -
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                              36,496        41,267         54,323
PENSION LIABILITY                         15,480        15,199             -

OTHER LIABILITIES                         15,173        15,608         10,293
                                         -------       -------        -------
   Total liabilities                     226,208       215,080        210,528

STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value:
  Shares authorized - 50,000
  Shares issued - 26,137 in 1994 and
  and 1993                                   261           261            261
 Additional paid-in-capital              155,842       155,852        155,850
 Retained earnings (accumulated
  deficit)                               (69,930)      (62,103)        (1,929)
 Minimum pension liability               (20,528)      (20,528)            -
 Less shares in treasury, at cost -
     378 in 1994,
     458 at December 31, 1993, and
     473 at March 31, 1993                  (918)       (1,114)        (1,149)
                                        --------      --------       --------
    Total stockholders' investment        64,727        72,368        153,033
                                        --------      --------       --------
   Total Liabilities and
    Stockholders' Investment            $290,935      $287,448       $363,561
                                        =========     =========     =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                       GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                 ------------------------
                                                   1994           1993
                                                   ----           ----
SALES                                            $135,076      $141,562
COST OF SALES                                      98,473       102,530
                                                 --------      --------
  Gross Profit                                     36,603        39,032

OPERATING EXPENSES
  Selling and administrative                       40,519        46,902
  Depreciation and amortization                     3,157         3,020
  Store preopening expense                             -            391
                                                 --------      --------
                                                   43,676        50,313
                                                 --------      --------
OPERATING INCOME (LOSS)                            (7,073)      (11,281)

OTHER EXPENSES (INCOME)
  Interest expense                                  1,881         1,922
  Other                                              (257)          (19)
                                                 --------      --------
                                                    1,624         1,903
                                                 --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                  (8,697)      (13,184)
PROVISION (CREDIT) FOR INCOME TAXES                  (870)       (5,010)
                                                 --------      --------
NET INCOME (LOSS)                                $ (7,827)     $ (8,174)
                                                 ========      ========

PER COMMON SHARE (PRIMARY AND FULLY DILUTED)
  Net income (loss)                              $  (0.30)     $  (0.32)
                                                 ========      ========
WEIGHTED AVERAGE SHARES AND EQUIVALENT
  SHARES OUTSTANDING                               25,725        25,617
                                                 ========      ========



The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                       GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     1994          1993
                                                     ----          ----
Operating Activities:
Net loss                                          $ (7,827)     $ (8,174)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Depreciation and amortization                      3,157         3,020
  Deferred income taxes                                 -         (4,907)
  Net gain on disposals of property                    (38)          (39)
  Provision for losses on account receivable           389           535
  (Increase) decrease in assets:
   Receivables                                       5,430         2,902
   Inventories                                     (12,718)      (39,369)
   Other assets                                        234            18
  Increase in accounts payable and accrued
   and other liabilities                             2,557        10,315
                                                  --------      --------
   Total adjustments                                  (989)      (27,525)
                                                  --------      --------
Net cash used for operating activities              (8,816)      (35,699)

Investing activities:
 Proceeds from sales of property                     1,483            77
 Capital expenditures                               (1,027)       (3,720)
                                                  --------      --------
 Net cash provided by (used for) investing
  activities                                           456        (3,643)

Financing activities:
 Payments on long-term debt and capital lease
  obligations                                       (1,958)      (17,243)
 Financing additions                                    95         6,150
 Net borrowings from revolving term notes
  payable                                            9,883        31,000
 Issuance of common stock                              186           184
                                                  --------      --------
 Net cash provided by financing activities           8,206        20,091

Net decrease in cash and cash equivalents             (154)      (19,251)

Cash and cash equivalents at beginning of period     2,163        22,107
                                                  --------      --------
Cash and cash equivalents at end of period        $  2,009      $  2,856
                                                  ========      ========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1994

Note 1 - Basis of Presentation

The accompanying Unaudited Interim Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual report on Form 10-K of Grossman's Inc. for the year ended December 31, 1993. The balance sheet as of December 31, 1993 has been derived from the audited financial statements as of that date.

The Unaudited Interim Consolidated Financial Statements include the accounts of Grossman's Inc. and its wholly-owned subsidiaries (the "Company") after elimination of intercompany balances and transactions.

The Company's fiscal year end is December 31. The Company records activity in quarterly accounting periods of equal length, ending on the last Saturday of each quarter. The differences in amounts presented and those which would have been presented using actual quarter end dates are not material.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.



Note 2 - Long-Term Debt and Revolving Credit Agreement

Long-term debt consists of the following (in thousands):


                                         March 31,  December 31,    March 31,
                                           1994         1993          1993
                                        ----------  ------------    ---------
14% Debentures, due January 1, 1996      $16,201       $16,201      $21,334
Mortgage notes                            22,388        22,638       22,727
Capital lease obligations                 16,422        17,406       16,844
                                         -------       -------      -------
                                          55,011        56,245       60,905

Less current portion                      18,515        14,978        6,582
                                         -------       -------      -------
                                         $36,496       $41,267      $54,323
                                         =======       =======      =======


The Company's loan and security agreement with BankAmerica Business Credit, Inc. provides for borrowings up to $60 million, including letters of credit up to $15 million. At March 31, 1994, cash borrowings under this agreement totalled $33.0 million and outstanding letters of credit totalled $12.4 million. The maximum borrowings under this agreement during the three months ended March 31, 1994 were $39.1 million. The weighted average annual interest rate on borrowings during the three months ended March 31, 1994 was 6.9%.



Note 3 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):


                                        March 31,   December 31,   March 31,
                                          1994          1993         1993
                                        ---------   ------------   ---------
Accounts payable                       $ 74,317       $ 60,607     $ 70,429
Accrued salaries, wages, commissions
 and related taxes                        5,901          8,155        8,267
Accrued income and franchise taxes           16            734        1,496
Accrued taxes other than income and
 franchise                                2,965          4,809        2,924
Accrued store closing costs               2,847          8,343        1,662
Accrued insurance                        10,173         10,273       10,297
Other accrued liabilities                 9,960          9,695       12,183
                                       --------       --------     --------
                                       $106,179       $102,616     $107,258
                                       ========       ========     ========



Note 4 - Income Taxes

In September 1993, the Company established a valuation allowance to fully offset deferred tax assets previously established to reflect the future tax benefit of net operating loss carryforwards. Income tax provisions and credits in 1993, prior to the valuation allowance, reflected taxes at statutory rates. Income taxes in 1994 reflect taxes at statutory rates adjusted for the utilization of net operating loss carryforwards.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

March 31, 1994 compared with December 31, 1993

The first quarter is one in which the Company prepares for the start of the spring selling season. Financial condition at March 31, 1994 reflects the seasonal buildup of inventory, a related increase in payables and term note financing, and the seasonal operating loss.

Working capital of $35.0 million at March 31, 1994 is approximately equal to the prior year end amount. Inventory at March 31, 1994 totalled $134.5 million, a $12.7 million, or 10.4% increase, from year end. This percentage increase is lower than increases for the same period in recent years. The first quarter historically has been a period of new store openings and store remodelings, particularly in the Eastern Division, which resulted in a first quarter inventory increase. Based upon disappointing 1993 operating results, growth and repositioning of additional stores were curtailed in the 1994 first quarter and will continue to be slowed. Two new stores in the Contractors' Warehouse Division are planned in 1994. Contributing to more efficient inventory management is the Eastern Division's automated, integrated replenishment system. Virtually all lines of merchandise are now being automatically replenished. The increase in inventory was financed by a $13.7 million increase in accounts payable, and other seasonal requirements were supplemented by a $9.8 million increase in borrowings under the Company's revolving term note.

Capital expenditures of $1 million were made principally in support of point-of-sale register systems, an integral component of Eastern Division's integrated, automated replenishment system, which are now used to process approximately 80% of the division's sales.

The Company continues to market properties vacated as a result of closing 22 stores in 1993. One additional store was closed in early 1994. Of the twelve owned properties within this group, one was sold in late 1993, two were sold in early 1994, four are under agreement to be sold later in 1994 and five continue to be actively marketed. As sales proceeds are received, liquidity will improve.

RESULTS OF OPERATIONS

Three months ended March 31, 1994 compared with three months ended March 31,
1993

The Company's first quarter historically has been a period of low sales activity with resultant operating losses, as fewer do-it-yourself home improvement projects and construction activities in the Company's markets are undertaken during the winter months. First quarter sales have historically been less than 20% of full year sales.

The following table shows comparative sales results by division during each month and for the total quarter.


Three months ended March 31, 1994 compared with three months ended March 31, 1993 (Continued)


                                               Three Months
                                                Ended March
                                             ----------------
                                              1994      1993
                                              ----      ----
Sales
Grossman's Stores
 Retail Sales                                $ 43.4    $ 53.0
                                             ------    ------
 Professional Sales                            34.9      41.8
  Total Grossman's Stores                      78.3      94.8
Mr. 2nd's Bargain Outlet Stores                 8.5       9.2
Contractors' Warehouse Division                48.3      37.6
                                             ------    ------
  Total                                      $135.1    $141.6
                                             ======    ======
% of Total Sales
Grossman's Stores
 Retail Sales                                  32.1%     37.4%
 Professional Sales                            25.8      29.5
                                             ------    ------
  Total Grossman's Stores                      57.9      66.9
Mr. 2nd's Bargain Outlet Stores                 6.3       6.5
Contractors' Warehouse Division                35.8      26.6
                                             ------    ------
  Total                                       100.0%    100.0%
                                             =======   =======
Sales % Increase (Decrease)
 Versus Prior Year
Grossman's Stores
 Retail Sales                                 (18.7)%   (27.5)%
 Professional Sales                           (16.5)     14.8
                                             ------    ------
  Total Grossman's Stores                     (17.7)    (13.4)
Mr. 2nd's Bargain Outlet Stores                (7.6)     (8.9)
Contractors' Warehouse Division               (28.5)     10.9
                                             ------    ------
  Total                                        (4.6)%    (7.8)%
                                             ======    ======
Comparable Store Sales %
 Increase (Decrease)
 Versus Prior Year
Grossman's Stores
 Retail Sales                                  (3.4)%   (26.4)%
 Professional Sales                            13.3      15.5
                                             ------    ------
  Total Grossman's Stores                       3.4     (12.4)
Mr. 2nd's Bargain Outlet Stores                (4.9)    (18.6)
Contractors' Warehouse Division                 0.3       3.0
                                             ------    ------
  Total                                         1.9 %    (9.3)%
                                             ======    ======



Sales and operating results in the three months ended March 31, 1994 were significantly impacted by the closing of 22 stores in the latter part of 1993. Sales in the first quarter of 1994 include the results of three new Contractors' Warehouse stores, one which opened late in the 1993 first quarter and two which opened in June 1993.

Comparable store sales results are indicative of the Company's two principal operating strategies; to strengthen the appeal of Grossman's stores to target customers - contractors, remodelers and serious do-it-yourselfers - and to grow the Contractors' Warehouse concept. Contractors' Warehouse comparable store sales results were negatively impacted by division-wide promotional activities in March 1993 prior to and concurrent with store openings. The growth in Contracts' Warehouse stores as a percent of total sales, from 26.6% in the first quarter of 1993 to 35.8% for the same period in 1994, is not necessarily indicative of future quarters. Due to a difference in markets, Contractors' Warehouse stores are significantly less subject to seasonality than Eastern Division stores.

Gross profit declined by $2.4 million as the result of the sales decline and a decline in gross margin from 27.6% in 1993 to 27.1% in 1994. Margin declines continue to occur as the result of a sales increase to professional customers, who receive discounts from normal retail pricing, and as additional Contractors' Warehouse stores are opened. Contractors' Warehouse stores operate at higher per store sales volume with lower gross margins and lower expenses. Margin declines were also due to competitive market conditions and volatile lumber prices. Economic and competitive conditions caused lumber margins to be below historical levels.

Operating expenses declined by $6.6 million, or 13.1%, reflecting the reduced overhead as a result of closed stores and additional Eastern Division staff reductions which occurred in the latter periods of 1993. Within operating expenses, selling and administrative expenses declined as a percent of sales from 33.1% in 1993 to 30.0% in 1994, also reflective of the reduced overhead. These declines may not be indicative of future quarters as seasonality significantly impacts first quarter Eastern Division operations, while Contractors' Warehouse stores are significantly less subject to seasonality.

As the result of expense savings in excess of the gross profit decline, the loss before taxes for the first quarter improved by 34.0%, from $13.2 million in 1993 to $8.7 million in 1994. The Company's estimated tax rate in 1994 is 10% as compared to 38% in 1993. Prior to September 1993, the Company had recognized deferred tax assets for the tax benefits it expected to realize from its available net operating loss carryforwards. As a result, the interim periods had only reflected a non-cash tax provision or benefit based on statutory tax rates and did not include any benefit from the previously recognized net operating losses. In the third quarter of 1993, based on unanticipated operating losses and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Accordingly, the interim period tax provisions for 1994 are based on the Company's anticipated full year effective tax rate of 10%. This rate reflects a provision for taxes at statutory rates, reduced by the tax benefit anticipated from utilization of a portion of the Company's available net operating loss carryforwards.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

              11(a) Statement re computation of earnings per share, filed herewith.


        (b) REPORTS ON FORM 8-K
            The Company did not file any reports on Form 8-K during the three months ended March 31, 1994.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROSSMAN'S INC.
                                          Company



                                    by    /s/ Sydney L. Katz
                                      -----------------------------------
                                              Sydney L. Katz
                                         Executive Vice President -
                                    Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)







DATE:  May 9, 1994