Form 10-Q/A
period 1994-03-31
GROSSMANS INC
filed 1994-05-10
CIK 33798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A
                              (Amendment No. 1)
(Mark One)

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


     The following page includes a correction to the 1994 Sale % Increase (Decrease) Versus Prior Year for the Contractors' Warehouse Division.


Three months ended March 31, 1994 compared with three months ended March 31, 1993 (Continued)


                                               Three Months
                                                Ended March
                                             ----------------
                                              1994      1993
                                              ----      ----
Sales
Grossman's Stores
 Retail Sales                                $ 43.4    $ 53.0
                                             ------    ------
 Professional Sales                            34.9      41.8
  Total Grossman's Stores                      78.3      94.8
Mr. 2nd's Bargain Outlet Stores                 8.5       9.2
Contractors' Warehouse Division                48.3      37.6
                                             ------    ------
  Total                                      $135.1    $141.6
                                             ======    ======
% of Total Sales
Grossman's Stores
 Retail Sales                                  32.1%     37.4%
 Professional Sales                            25.8      29.5
                                             ------    ------
  Total Grossman's Stores                      57.9      66.9
Mr. 2nd's Bargain Outlet Stores                 6.3       6.5
Contractors' Warehouse Division                35.8      26.6
                                             ------    ------
  Total                                       100.0%    100.0%
                                             =======   =======
Sales % Increase (Decrease)
 Versus Prior Year
Grossman's Stores
 Retail Sales                                 (18.7)%   (27.5)%
 Professional Sales                           (16.5)     14.8
                                             ------    ------
  Total Grossman's Stores                     (17.7)    (13.4)
Mr. 2nd's Bargain Outlet Stores                (7.6)     (8.9)
Contractors' Warehouse Division                28.5      10.9
                                             ------    ------
  Total                                        (4.6)%    (7.8)%
                                             ======    ======
Comparable Store Sales %
 Increase (Decrease)
 Versus Prior Year
Grossman's Stores
 Retail Sales                                  (3.4)%   (26.4)%
 Professional Sales                            13.3      15.5
                                             ------    ------
  Total Grossman's Stores                       3.4     (12.4)
Mr. 2nd's Bargain Outlet Stores                (4.9)    (18.6)
Contractors' Warehouse Division                 0.3       3.0
                                             ------    ------
  Total                                         1.9 %    (9.3)%
                                             ======    ======

