Form 10-Q/A
period 1994-03-31
GROSSMANS INC
filed 1994-05-26
CIK 33798

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-542

                               GROSSMAN'S INC.
___________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
________________________________________         __________________________
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

            200 Union Street
        Braintree, Massachusetts                            02184
________________________________________         __________________________
(Address of principal executive offices)                 (Zip Code)

                                (617) 848-0100
___________________________________________________________________________
             (Registrant's telephone number, including area code)

                                Not applicable
___________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

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


     This amendment files Exhibit 4(o)-1.





SIGNATURES
- - ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROSSMAN'S INC.
                                       ---------------
                                          Company



                                    by    /s/ Steven L. Shapiro
                                       ------------------------------
                                              Steven L. Shapiro
                                                 Controller
                                        (Principal Financial Officer)







DATE:  May 25, 1994





























































Exhibit 4(o)-1
- - --------------

Waiver and First Amendment, dated as of March 15, 1994, to the Loan and Security Agreement, dated as of December 15, 1993, between BankAmerica Business Credit, Inc. and Grossman's Inc.

































                                                   EXECUTION COPY


     WAIVER AND FIRST AMENDMENT, dated as of March 15, 1994 (this "Amendment"), to the Loan and Security Agreement, dated as of December 15, 1993 (the "Loan Agreement"), between BankAmerica Business Credit, Inc. (the "Lender") and Grossman's Inc. (the "Borrower").


                      W I T N E S S E T H :


     WHEREAS, the Lender and the Borrower are parties to the Loan
Agreement;

     WHEREAS, the Borrower has requested that the Lender waive (i) the provisions of Section 9.10 of the Loan Agreement to the extent necessary to permit the Borrower to make a prepayment of principal in an amount not to exceed $1,500,000 on certain Debt of the Borrower to Chemical Bank and (ii) Section 9.14 of the Loan Agreement to the extent necessary to permit the Borrower to grant a Lien to Chemical Bank on the Borrower's right, title and interest in, to and under a Purchase and Sale Agreement relating to the sale by the Borrower of its store in Hanover, Massachusetts; and

     WHEREAS, the Lender is willing to grant such waivers but only on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein have the respective meanings ascribed thereto in the Loan Agreement.

     2. Waiver of Section 9.10 (Prepayment). The Lender hereby waives the provisions of Section 9.10 of the Loan Agreement to the extent necessary to permit the Borrower to make a prepayment in an aggregate principal amount not to exceed $1,500,000 of all or a portion of the Debt described as a "Chemical Mortgage" on Schedule
9.9 of the Loan Agreement concurrently with the execution and delivery of certain amendments to the documentation relating to such Debt, which execution and delivery are expected to occur not later than April 30, 1994.

     3. Waiver of Section 9.14 (Liens). The Lender hereby waives the provisions of Section 9.14 of the Loan Agreement to the extent necessary to permit the Borrower to grant a Lien to Chemical Bank on the Borrower's right, title and interest in, to and under a Purchase and Sale Agreement relating to the sale by the Borrower of its store in Hanover, Massachusetts, as additional collateral security for the Debt referred to in the first two items listed on
Schedule 9.9 of the Loan Agreement.








     4. Amendment of Section 1.1 (Defined Terms). Section 1.1 of the Loan Agreement is hereby amended by deleting from the definition of "Restricted Investment" contained therein paragraphs
(g) and (h) of such definition and substituting therefor the following:

          "(g) investments as of the date hereof by the Borrower in any of its Subsidiaries existing on the date hereof and additional investments therein not to exceed $7,500,000 in the aggregate; provided that after giving effect to any additional investment under this paragraph (g), Availability (less the aggregate amount of all payables owing by the Borrower which are more than thirty (30) days overdue at the time of calculation) is not less than $5,000,000;

          "(h) investments as of the date hereof by the Borrower in Construcento De America, S.A De C.V., a Mexican corporation, and additional investments therein not to exceed $5,000,000 in the aggregate; provided that (i) the Borrower shall give the Lender written notice of any such additional investment and
     (ii) after giving effect to any additional investment under this paragraph (h), Availability (less the aggregate amount of all payables owing by the Borrower which are more than thirty
     (30) days overdue at the time of calculation) is not less than $5,000,000;"

     5. Amendment of Section 9.10 (Prepayment). Section 9.10 of the Loan Agreement is hereby amended by deleting clause (v) thereof in its entirety and substituting therefor the following:

     "(v) so long as (1) there shall exist no Event of Default either immediately before or after giving effect thereto, (2) for each day of the 60 day period immediately preceding such repayment, repurchase or prepayment, as the case may be, Availability was not less than $10,000,000, (3) for the 120 day period immediately preceding such repayment, repurchase or prepayment, as the case may be, the average Availability during such period was not less than $10,000,000 and (4) immediately after giving effect to such repayment, repurchase or prepayment, as the case may be, Availability (less the aggregate amount of all payables owing by the Borrower which are more than thirty (30) days overdue on such date) shall not be less than $10,000,000, the repayment or repurchase before scheduled maturity of the Borrower's 14% debentures due January 1, 1996 with proceeds from sales permitted under Sections 9.5(ii) and (iii) and the voluntary prepayment of unsubordinated Debt (other than the aforementioned debentures), including, without limitation, Capital Leases."
















     6.   Amendment of Section 9.18 (Capital Expenditures).
Section 9.18 of the Loan Agreement is hereby amended by deleting therefrom the first sentence of the penultimate paragraph thereof and substituting therefor the following:

          "The Lender further agrees that on and after such time as the Net Cash Proceeds received by the Borrower with respect to sales permitted under Section 9.5(ii) and (iii) which occur after the date hereof shall exceed an amount equal to (x) $21,000,000 minus (y) the aggregate amount of prepayments made after the date hereof in accordance with Section 9.10, the Capital Expenditure limitations set forth in the above schedule shall be increased in total by 50% of such excess."

     7. Representations and Warranties. To induce the Lender to enter into this Amendment, the Borrower hereby represents and warrants to the Lender as follows, with the same effect as if such representations and warranties were set forth in the Loan
Agreement:

          (a) The Borrower has the corporate power and authority to enter into this Amendment and has taken all corporate action required to authorize its execution and delivery of this Amendment and its performance of the Loan Agreement, as amended hereby (as so amended, the "Amended Agreement"). This Amendment has been duly executed and delivered by the Borrower and the Amended Agreement constitutes the valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms. The execution, delivery, and performance of this Amendment and the Amended Agreement by the Borrower will not violate its certificate of incorporation or by-laws or any agreement or legal requirement binding on the Borrower.

          (b) On the date hereof and after giving effect to the terms of this Amendment, (i) the Loan Agreement and the other Loan Documents are in full force and effect and constitute the Borrower's binding obligations, enforceable against the Borrower in accordance with their respective terms; (ii) no Default or Event of Default has occurred and is continuing; and (iii) the Borrower does not have any defense to or setoff, counterclaim or claim against payment of the Obligations and enforcement of the Loan Documents based upon a fact or circumstance existing or occurring on or prior to the date hereof.

     7. Entire Agreement. This Amendment constitutes the entire agreement between the parties hereto as to the subject matter hereof and supersedes any previous agreement (including, without limitation, a letter dated the date hereof from the Lender to the Borrower concerning the matters referred to in Sections 2 and 3 hereof), oral or written, as to such subject matter.










     8. Effectiveness. This Amendment shall be effective as of the date first written above upon receipt by the Lender of a counterpart hereof duly executed by the Borrower.

     9. Limited Effect. This Amendment shall be limited solely to the matters expressly set forth herein and shall not (a) constitute a waiver or amendment of any other term or condition of the Loan Agreement or of any instrument or agreement referred to therein or (b) prejudice any right or rights which the Lender may now have or may have in the future under or in connection with the Loan Agreement or any instrument or agreement referred to therein. Except as expressly amended and waived hereby, all of the covenants and provisions of the Loan Agreement are and shall continue to be in full force and effect.

     10. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

     11. Counterparts. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which shall be an original, and all of which taken together shall be deemed to constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective proper and duly authorized officers as of the day and year first above written.


                              BANKAMERICA BUSINESS CREDIT, INC.



                              By: /s/ Ira A. Mermelstein
                                  -------------------------------------------
                                  Name:  Ira A. Mermelstein
                                  Title: Vice President


                              GROSSMAN'S INC.



                              By: /s/ Arthur S. Ryan
                                  -------------------------------------------
                                  Name:  Arthur S. Ryan
                                  Title: Vice President - Assistant Treasurer