Form 10-Q
period 1994-06-30
GROSSMANS INC
filed 1994-08-03
CIK 33798

                           CONFORMED
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                     EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 1-542

                               GROSSMAN'S INC.
- - -----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
- - -----------------------------------------          -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

            200 Union Street
        Braintree, Massachusetts                            02184
- - -----------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

                                (617) 848-0100
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock - $.01 Par Value - 25,759,696 shares as of August 3, 1994, exclusive of 377,671 shares held as treasury shares.

                              GROSSMAN'S INC.
                                FORM 10-Q
                       QUARTER ENDED JUNE 30, 1994

                                  INDEX

                                                                  Page Number
                                                                  -----------
PART I. FINANCIAL INFORMATION
- - -----------------------------

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     June 30, 1994, December 31, 1993 and June 30, 1993.............    3


   Consolidated Statements of Operations
     Three Months and Six Months Ended June 30, 1994 and 1993.......    5


   Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1994 and 1993........................    6


   Notes to Unaudited Interim Consolidated Financial Statements.....    7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...................................    9


PART II. OTHER INFORMATION
- - --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   16

ITEM 5. OTHER MATTERS...............................................   17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................   17

SIGNATURES..........................................................   18


PART I. FINANCIAL INFORMATION
- - -----------------------------


ITEM 1. FINANCIAL STATEMENTS



               GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
             (in thousands, except per share data)
                          (Unaudited)

                                        JUNE 30,  DECEMBER 31,   JUNE 30,
                                          1994       1993          1993
                                       ---------  ------------   --------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $  5,168     $  2,163    $  3,871
 Receivables, less allowance of
   $3,730 in 1994, $5,212 at
   December 31, 1993 and $3,124
   at June 30, 1993 for doubtful
   accounts                               23,665       20,751      29,140
 Inventories                             146,600      121,820     176,319
 Deferred income taxes                        -            -        5,303
 Other current assets                      8,067        9,860       7,686
                                        --------     --------    --------
   Total current assets                  183,500      154,594     222,319

PROPERTY, PLANT AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION OF $61,878
   ON JUNE 30, 1994, $59,756 ON
   DECEMBER 31, 1993 AND $62,832 ON
   JUNE 30, 1993                         125,877      130,164     146,113
DEFERRED INCOME TAXES                         -            -       26,452
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                  1,955          486         136
OTHER ASSETS                               2,191        2,204         587
                                        --------     --------    --------
                                        $313,523     $287,448    $395,607
                                        ========     ========    ========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
             (in thousands, except per share data)
                          (Unaudited)
                                          JUNE 30,  DECEMBER 31,  JUNE 30,
                                            1994       1993         1993
                                          --------  ------------ ---------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Revolving term note payable                $     -    $     -   $ 21,000
 Accounts payable and accrued liabilities    127,683    102,616   138,061
 Accrued interest                                545      2,174     1,591
 Current portion of long-term debt and
   capital lease obligations                  16,830     14,978     7,959
                                            --------   --------  ---------
   Total current liabilities                 145,058    119,768   168,611


REVOLVING TERM NOTE PAYABLE                   32,668     23,238        -
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                                  34,679     41,267    58,055
PENSION LIABILITY                             15,398     15,199        -
OTHER LIABILITIES                             14,539     15,608    10,194
                                            --------   --------  ---------
   Total liabilities                         242,342    215,080   236,860

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value,
  Shares authorized - 50,000
  Shares issued - 26,137 in 1994 and 1993        261        261       261
 Additional paid-in-capital                  155,842    155,852   155,852
 Retained earnings (accumulated
  deficit)                                   (63,476)   (62,103)    3,754
 Minimum pension liability                   (20,528)   (20,528)       -
 Less shares in treasury, at cost -
     378 in 1994,
     458 at December 31, 1993 and
     461 at June 30, 1993                       (918)    (1,114)   (1,120)
                                            ---------  --------- ---------
    Total Stockholders' Investment            71,181     72,368   158,747
                                            ---------  --------- ---------
    Total Liabilities and Stockholders'
     Investment                             $313,523   $287,448  $395,607
                                            =========  ========= =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                GROSSMAN'S INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data)
                          (Unaudited)
                                    THREE MONTHS           SIX MONTHS
                                   ENDED JUNE 30,         ENDED JUNE 30,
                                  ----------------       ----------------
                                   1994       1993        1994      1993
                                   ----       ----        ----      ----
SALES                            $220,145   $253,105   $355,221  $394,667
COST OF SALES                     165,105    186,879    266,570   289,409
                                 ---------  ---------  --------- ---------
  Gross Profit                     55,040     66,226     88,651   105,258

OPERATING EXPENSES
  Selling and administrative       42,826     50,797     80,161    97,699
  Depreciation and amortization     3,213      3,442      6,370     6,462
  Store preopening expense            440        239        632       630
                                 ---------  ---------  --------- ---------
                                   46,479     54,478     87,163   104,791
                                 ---------  ---------  --------- ---------

OPERATING INCOME                    8,561     11,748      1,488       467

OTHER EXPENSES (INCOME)
  Interest expense                  1,903      2,110      3,784     4,032
  Other                              (595)       472       (852)      453
                                  --------  ---------  --------- ---------
                                    1,308      2,582      2,932     4,485

EQUITY IN NET LOSS OF
 UNCONSOLIDATED AFFILIATE              82         -          82        -
                                 ---------  ---------  --------- ---------
INCOME (LOSS) BEFORE INCOME TAXES   7,171      9,166     (1,526)   (4,018)

PROVISION (CREDIT) FOR INCOME
 TAXES                                717      3,483       (153)   (1,527)
                                 ---------  ---------  --------- ---------
NET INCOME (LOSS)                $  6,454   $  5,683   $ (1,373) $ (2,491)
                                 =========  =========  ========= =========

PER COMMON SHARE (PRIMARY
  AND FULLY DILUTED)
  Net income (loss)                 $0.25      $0.22    $(0.05)    $(0.10)
                                 =========  =========  ========= =========

WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
  Primary and Fully Diluted        26,134     26,121     25,743    25,645
                                 =========  =========  ========= =========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)
                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                  ------------------------
                                                    1994            1993
                                                    ----            ----
OPERATING ACTIVITIES
Net income (loss)                                 $ (1,373)      $ (2,491)
Adjustments to reconcile net income (loss) to
 net cash used for operating activities:
  Depreciation and amortization                      6,370          6,462
  Deferred income taxes                                 -          (1,527)
  Net (gain) loss on disposals of property            (252)           (78)
  Provision for losses on accounts receivable          805            527
  (Increase) decrease in assets:
   Receivables                                      (3,719)        (8,016)
   Inventories                                     (24,780)       (53,089)
   Investment in and advances to
    unconsolidated affiliate                        (1,469)          (486)
   Other assets                                       (683)          (830)
  Increase in accounts payable and accrued
   liabilities and interest                         21,229         41,538
                                                  ---------      ---------
   Total adjustments                                (2,499)       (15,499)

 NET CASH USED FOR OPERATING ACTIVITIES             (3,872)       (17,990)

INVESTING ACTIVITIES
 Capital expenditures                               (2,639)        (9,744)
 Proceeds from disposals of property                 5,128            205
                                                  ---------      ---------
 NET CASH PROVIDED BY (USED FOR) INVESTING
  ACTIVITIES                                         2,489         (9,539)

FINANCING ACTIVITIES
 Payments on long-term debt and capital lease
  obligations                                       (5,730)       (18,822)
 Financing additions                                   502          6,900
 Net proceeds from revolving term notes payable      9,430         21,000
 Issuance of common stock                              186            215
                                                  ---------      ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES           4,388          9,293

Net increase (decrease) in cash and cash
  equivalents                                        3,005        (18,236)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,163         22,107
                                                  ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  5,168       $  3,871
                                                  =========      =========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1994

NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

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

These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Grossman's Inc. for the year ended
December 31, 1993. The balance sheet as of December 31, 1993 has been derived from the audited financial statements as of that date.

The Unaudited Interim Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany balances and transactions.

The Company's fiscal year end is December 31. The Company records activity in quarterly accounting periods of equal length, ending on the last Saturday of each quarter. The differences in amounts presented and those which would have been presented using actual quarter end dates are not material.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period classification. Such reclassifications had no effect on previously reported results of operations.


NOTE 2 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
- - ------------------------------------------------------

Long-term debt consists of the following (in thousands):


                                       JUNE 30,   DECEMBER 31,   JUNE 30,
                                         1994         1993         1993
                                       --------   ------------   --------
14% Debentures, due January 1, 1996    $16,201      $16,201      $21,334
Mortgage notes                          20,431       22,638       23,180
Capital lease obligations               14,877       17,406       21,500
                                       -------      -------      -------
                                        51,509       56,245       66,014

Less current portion                    16,830       14,978        7,959
                                       -------      -------      -------
                                       $34,679      $41,267      $58,055
                                       =======      =======      =======


The Company's loan and security agreement with BankAmerica Business Credit, Inc. provides for borrowings up to 50% of eligible receivables, inventory and certain other assets (the "borrowing base"), up to a maximum

- - ------------------------------------------------------------------

of $60 million, including letters of credit up to $15 million. At June 30, 1994, the borrowing base totalled $79.0 million, cash borrowings totalled $32.7 million, outstanding letters of credit totalled $12.1 million and $15.2 million of the available line was unutilized. The maximum cash borrowings under this agreement during the six months ended June 30, 1994 were $39.1 million. The weighted average annual interest rate on borrowings during the six months ended June 30, 1994 was 6.9%.



NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- - -------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):

                                        JUNE 30,   DECEMBER 31,   JUNE 30,
                                          1994         1993         1993
                                        --------   ------------   --------
Accounts payable                        $ 93,679     $ 60,607     $101,473
Accrued salaries, wages, commissions
 and related taxes                         6,725        8,155        7,999
Accrued income and franchise taxes           750          734          921
Accrued taxes other than income and
 franchise                                 4,221        4,809        5,963
Accrued store closing costs                2,513        8,343        1,516
Accrued insurance                          9,493       10,273       10,420
Other accrued liabilities                 10,302        9,695        9,769
                                        --------     --------     --------
                                        $127,683     $102,616     $138,061
                                        ========     ========     ========


NOTE 4 - EMPLOYEE STOCK OPTION PLANS
- - ------------------------------------

During the six months ended June 30, 1994, options for 253,500 shares of the Company's Common Stock were granted under the 1986 Stock Option Plan at a price of $3.44 per share, options for 80,750 shares were exercised at a price of $2.31 per share, and options for 12,000 shares were cancelled at prices ranging from $2.31 to $4.50 per share.

During the six months ended June 30, 1994, options for 13,800 shares of the Company's Common Stock were granted under the 1993 Key Employee Stock Option Plan at prices ranging from $2.75 to $4.00 per share, and options for 23,400 shares were cancelled at prices ranging from $2.75 to $3.63 per share.

NOTE 5 - INCOME TAXES
- - ---------------------

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

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

FINANCIAL CONDITION
- - -------------------

JUNE 30, 1994 COMPARED WITH DECEMBER 31, 1993
- - ---------------------------------------------
Financial condition at June 30, 1994 reflects the seasonal buildup of inventory and a related increase in payables and borrowings under the Company's revolving term note payable, investment in new business ventures, ongoing disposals of closed store properties and long-term debt reductions.

The second quarter of the year is a period which encompasses the spring/summer selling season. As a result, inventory levels are historically highest in the months of May and June. Inventory at June 30, 1994 totalled $146.6 million, a $24.8 million, or 20.3%, increase from year end and a $29.7 million, or 16.9%, decrease as compared to June 30, 1993. The decrease in inventory from one year ago is principally due to the closing of 22 Eastern Division stores in the fall of 1993. The percentage increase from year end compares to a 43.1% increase for the comparable period one year ago and declined due to fewer stores opening in the first half of 1994 than in the first half of 1993. The Eastern Division's automated, integrated replenishment system, with virtually all lines of merchandise now being automatically replenished, has contributed to more efficient inventory management in 1994. Accounts payable increased seasonally by $33.0 million, related to both the inventory increase and to timing of month end payments.

Working capital at June 30, 1994 was $38.4 million, an increase of $3.6 million from the prior year end amount. Working capital for the six month period historically has declined as it did in the prior year, when a $13.0 million reduction occurred. In 1993, seasonal financing of inventory purchases through revolving credit borrowings negatively impacted working capital, as such borrowings were classified as current. In addition, working capital in 1994 was not utilized at historical levels due to reduced capital expenditures and reduced payments required on long-term debt. The period of the year prior to the spring selling season has historically included new store openings and store remodelings, particularly in the Eastern Division. Based upon 1993 operating results, growth and repositioning of additional stores were curtailed in 1994 and will continue to be slowed. One new Contractors' Warehouse store was opened in 1994 and one additional store is planned to open in the fourth quarter. Capital expenditures for the six month period totalled $2.6 million in 1994, as compared to $9.7 million in 1993, with $1.5 million related to Project-Pro's, the Company's 80% owned subsidiary which began operations in 1994, and the remainder principally related to the Contractors' Warehouse store opening and point-of-sale register systems in the Eastern Division. These register systems are an integral component of the division's integrated, automated replenishment system, which is now used to process approximately 80% of the division's sales. Payments on long-term debt and capital lease obligations totalled $5.7 million for the first six months of 1994, as compared to $18.8 million in 1993, principally due to the $10.8 million January 1993 maturity of the Company's Zero Coupon Notes. Higher debt payments are planned to be made in the latter half of 1994, related to scheduled maturities and sales of

FINANCIAL CONDITION
- - -------------------

JUNE 30, 1994 COMPARED WITH DECEMBER 31, 1993 (CONTINUED)
- - ---------------------------------------------------------

mortgaged closed store properties, resulting in an increase in the current portion of long-term debt from $8.0 million one year ago to $16.8 million at June 30, 1994.

The Company continues to market properties vacated as a result of closing 22 stores in 1993. One additional store was closed in early 1994. Of the twelve owned properties within this group, one was sold in late 1993, two were sold in the first quarter of 1994, two were sold in the second quarter of 1994, three are under agreement to be sold later in 1994 and four continue to be actively marketed. Proceeds from the disposal of these surplus properties totalled $3.8 million during the first six months of 1994. The Company's 35 acre headquarters site in Braintree, Massachusetts remains under agreement to be sold to Kmart Corporation. Consummation of the transaction is subject to the permitting process, which is ongoing.

Reflected in the balance sheet at June 30, 1994 are two new ventures; Project-Pro's, an 80% owned consolidated subsidiary, and Construcentro, a 50% owned unconsolidated joint venture. Approximately $2.0 million has been invested in Construcentro, which opened its first store in May 1994 in Monterrey, Mexico, under the name Builder's Mart. The investment in Construcentro has been accounted for under the equity method of accounting.

The Company's loan and security agreement with BankAmerica Business Credit, Inc. provides for borrowings up to 50% of eligible receivables, inventory and certain other assets (the "borrowing base"), up to a maximum of $60 million, including letters of credit up to $15 million. At June 30, 1994, the borrowing base totalled $79.0 million, cash borrowings totalled $32.7 million, outstanding letters of credit totalled $12.1 million and $15.2 million of the available line was unutilized. The Company expects to utilize a portion of this loan availability during the second half of 1994. The Company believes that existing funds, funds generated from operations, proceeds to be received from the sale of closed store or other properties and funds available under the loan and security agreement will be sufficient to satisfy debt service requirements, to pay other liabilities in the normal course of business and to finance planned capital expenditures throughout the remainder of 1994.

RESULTS OF OPERATIONS
- - ---------------------

Six months ended June 30, 1994 compared with six months ended
- - -------------------------------------------------------------
June 30, 1993
- - -------------

The net loss of $1.4 million for the first six months of 1994 is an improvement from the net loss of $2.5 million for the same period in 1993. Before income taxes, the first half loss was reduced from $4.0 million in 1993 to $1.5 million in 1994. Sales and operating results for the six month period ended June 30, 1994 were significantly reduced by the closing of 22 stores in the latter part of 1993. Also impacting results was the Company's start up of its 80% owned subsidiary, Project-Pro's.


The following table shows comparative sales results by division during each month and for the total quarter (dollars in millions):


                           Three Months    Three Months     Six Months
                            Ended March     Ended June      Ended June
                          --------------  --------------  --------------
                           1994    1993    1994    1993    1994    1993
                           ----    ----    ----    ----    ----    ----
(S>
SALES
Grossman's Stores
 Retail Sales             $ 43.1  $ 53.0  $ 93.2  $121.5  $136.3  $174.5
 Professional Sales         34.9    41.8    58.7    67.7    93.6   109.5
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores   78.0    94.8   151.9   189.2   229.9   284.0
Mr. 2nd's Bargain Outlet
 Stores                      8.5     9.2    12.7    14.2    21.2    23.4
Contractors' Warehouse
 Division                   48.3    37.6    54.7    49.7   103.0    87.3
Project-Pro's                0.3     0.0     0.7     0.0     1.0     0.0
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.     $135.1  $141.6  $220.1  $253.1  $355.1  $394.7
                          ======  ======  ======  ======  ======  ======

% OF TOTAL SALES
Grossman's Stores
 Retail Sales               31.9 %  37.4 %  42.3 %  47.9 %  38.3 %  44.3 %
 Professional Sales         25.8    29.5    26.7    26.8    26.4    27.7
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores   57.7    66.9    69.0    74.7    64.7    72.0
Mr. 2nd's Bargain Outlet
 Stores                      6.3     6.5     5.8     5.6     6.0     5.9
Contractors' Warehouse
 Division                   35.8    26.6    24.9    19.7    29.0    22.1
Project-Pro's                0.2     0.0     0.3     0.0     0.3     0.0
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.      100.0 % 100.0 % 100.0 % 100.0 % 100.0 % 100.0 %
                          ======  ======  ======  ======  ======  ======


RESULTS OF OPERATIONS
- - ---------------------


Six months ended June 30, 1994 compared with six months ended
- - -------------------------------------------------------------
June 30, 1993 (CONTINUED)
- - -------------------------

(TABLE CONTINUED)

                            Three Months    Three Months     Six Months
                            Ended March      Ended June      Ended June
                           --------------  --------------  --------------
                            1994    1993    1994    1993    1994    1993
                            ----    ----    ----    ----    ----    ----
SALES % INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales              (18.7)% (27.5)% (23.2)%  (9.2)% (21.9)% (15.7)%
 Professional Sales        (16.5)   14.8   (13.2)   14.9   (14.5)   14.9
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores  (17.7)  (13.4)  (19.6)   (1.8)  (19.0)   (6.1)
Mr. 2nd's Bargain Outlet
 Stores                     (7.6)   (8.9)  (10.7)   12.0    (9.5)    2.7
Contractors' Warehouse
 Division                   28.5    10.9    10.0    12.0    17.9    11.5
Project-Pro's                 NA      NA      NA      NA      NA      NA
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.       (4.6)%  (7.8)% (13.0)%   1.3 % (10.0)%  (2.2)%
                           ======  ======  ======  ======  ======  ======

COMPARABLE STORE SALES %
 INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales               (3.4)% (26.4)%  (8.1)%  (8.0)%  (6.6)% (14.5)%
 Professional Sales         13.3    15.5    16.2    16.1    15.0    15.7
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores    3.4   (12.4)    0.0    (0.6)    1.1    (4.9)
Mr. 2nd's Bargain Outlet
 Stores                     (4.9)  (18.6)    1.7    (8.0)   (1.0)  (12.3)
Contractors' Warehouse
 Division                    0.3     3.0    (9.2)    1.0    (5.0)    1.8
Project-Pro's                 NA      NA      NA      NA      NA      NA
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.        1.9 %  (9.3)%  (2.0)%  (0.7)%  (0.6)%  (4.0)%
                           ======  ======  ======  ======  ======  ======


Six months ended June 30, 1994 compared with six months ended
- - -------------------------------------------------------------
June 30, 1993 (CONTINUED)
- - -------------------------

Total sales results reflect the 22 Eastern Division stores closed in late 1993 and Contractors' Warehouse store openings; one late in the first quarter of 1993 and two late in the second quarter of 1993. One 1994 Contractors' Warehouse store opening occurred late in the second quarter, minimally affecting sales results.

Within Grossman's stores, comparable store sales results are indicative of the Company's strategy to strengthen the appeal of stores to target customers - contractors, remodelers and serious do-it-yourselfers. Comparable store sales increases in professional sales have offset a decline in retail sales. Contractors' Warehouse comparable store sales results reflect the 1993 division-wide promotional activities prior to and concurrent with three store openings. Additionally, the slowing economy in the Southern California market in which 8 of the division's 12 stores operate negatively affected Contractors' Warehouse comparable store sales in the 1994 second quarter.

Gross profit declined by $16.6 million as the result of the sales decline and a decline in gross margin from 26.7% in 1993 to 25.0% in 1994. Margin declines continue to occur as the result of sales increases to professional customers, who receive discounts from normal retail pricing, and as additional Contractors' Warehouse stores are opened. Contractors' Warehouse stores operate at higher per store sales volume with lower gross margins and lower expenses. Contractors' Warehouse stores sales were 29.0% of total sales in the first half of 1994, as compared to 22.1% for the comparable period one year ago. Margin declines were also due to competitive market conditions and volatile lumber prices. Economic and competitive conditions caused lumber margins to be below historical levels.

Savings within operating expenses virtually offset the decline in gross profit for the six month period. Operating expenses declined by $17.6 million, or 16.8%, reflecting the reduced overhead as a result of closed stores and additional Eastern Division staff reductions which occurred in the latter periods of 1993. Within operating expenses, store preopening expense related to Contractors' Warehouse store openings declined by $250 thousand due to fewer openings. Included in operating expenses in 1994 are $2.3 million of expenses related to the development and start-up of Project-Pro's, the Company's 80% owned subsidiary, which opened its first three project centers in 1994. Exclusive of these expenses, total operating expenses declined by 19.0%. Within operating expenses, selling and administrative expenses declined as a percent of sales from 24.8% in 1993 to 22.6% in 1994, also reflective of the reduced overhead.

Interest expense declined from $4.0 million in 1993 to $3.8 million in 1994, reflecting a reduction in average borrowings, offset in part by an increase in the average interest rate incurred. Reflected in the Statement of Operations in 1994 is an $82 thousand dollar net loss on the operations of Construcentro, the Company's 50% unconsolidated joint venture, which opened its first store, located in Monterrey, Mexico, during the 1994 second quarter.

Six months ended June 30, 1994 compared with six months ended
- - -------------------------------------------------------------
June 30, 1993 (CONTINUED)
- - -------------------------

For the six month period, the resultant loss before taxes improved from $4.0 million in 1993 to $1.5 million in 1994, a 62.5% improvement.
Prior to September 1993, the Company had recognized deferred tax assets for the tax benefits it expected to realize from its available net operating loss carryforwards. As a result, the interim periods had only reflected a non-cash tax provision or benefit from the previously recognized net operating losses. In the third quarter of 1993, based on unanticipated operating losses and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Accordingly, the interim period tax provisions for 1994 are based on the Company's anticipated full year effective tax rate of 10%. This rate reflects a provision for taxes at statutory rates, reduced by the tax benefit anticipated from utilization of a portion of the Company's available net operating loss carryforwards.


Three months ended June 30, 1994 compared with three months ended
- - ------------------------------------------------------------------
June 30, 1993
- - -------------

Net income for the second quarter of 1994 was $6.5 million versus $5.7 million for the same period in 1993, reflecting a $2.0 million decline in income before income taxes, offset by a $2.8 million reduction in the provision for income taxes.

Second quarter sales results are impacted by the 22 Eastern Division stores closed in late 1993 and by two Contractors' Warehouse store openings which occurred late in the 1993 second quarter. One 1994 Contractors' Warehouse store opening occurred late in the second quarter, minimally affecting sales results.

Within Grossman's stores, comparable store sales results are indicative of the Company's strategy to strengthen the appeal of stores to target customers - contractors, remodelers and serious do-it-yourselfers. Comparable stores sales increases in professional sales have offset a decline in retail sales. Contractors' Warehouse comparable store sales results reflect the 1993 division-wide promotional activities prior to and concurrent with two 1993 store openings. Additionally, the slowing economy in the Southern California market in which 8 of the division's 12 stores operate negatively affected Contractors' Warehouse comparable store sales in the 1994 second quarter.

Gross profit declined by $11.2 million as the result of the sales decline and a decline in gross margin from 26.2% in 1993 to 25.0% in 1994. Margin declines continue to occur as the result of sales increases to professional customers, who receive discounts from normal retail pricing, and as additional Contractors' Warehouse stores are opened. Contractors' Warehouse stores operate at higher per store sales volume with lower gross margins and lower expenses. Contractors' Warehouse stores sales were 24.9% of total sales in the second quarter of 1994, as compared to 19.7%

Three months ended June 30, 1994 compared with three months ended
- - -----------------------------------------------------------------
June 30, 1993 (CONTINUED)
- - -------------------------

for the comparable period one year ago. Margin declines were also due to competitive market conditions and volatile lumber prices. Economic and competitive conditions caused lumber margins to be below historical levels.

The decline in gross profit was not fully offset by savings within operating expenses during the second quarter. Operating expenses declined by $8.0 million, or 14.7%, reflecting the reduced overhead as a result of closed stores and additional Eastern Division staff reductions which occurred in the latter periods of 1993. Included in operating expenses in the second quarter of 1994 are $1.4 million of expenses related to the development and start-up of Project-Pro's, the Company's 80% owned subsidiary, which opened its first three project centers in 1994. Exclusive of these expenses, total operating expenses declined by 17.3%. Within operating expenses, selling and administrative expenses declined as a percent of sales from 20.1% in 1993 to 19.5% in 1994, also reflective of the reduced overhead.

Interest expense declined from $2.1 million in 1993 to $1.9 million in 1994, reflecting a reduction in average borrowings, offset in part by an increase in the average interest rate. Reflected in the statement of operations in 1994 in and $82 thousand dollar net loss on the operations of Construcentro, the Company's 50% unconsolidated joint venture, which opened its first store, located in Monterrey, Mexico, during the 1994 second quarter.

For the three month period, income before taxes decreased from $9.2 million in 1993 to $7.2 million in 1994. The reduction in income tax rate from 38% in 1993 to 10% in 1994, as previously discussed, resulted in a 13.6% improvement in net income, from $5.7 million in 1993 to $6.5 million in 1994.

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        (a) The date of the meeting and whether it was an annual or special meeting:

             Annual Meeting of Stockholders of Grossman's Inc.
             was held on April 27, 1994.

        (b) All nominees as directors were elected as set forth in paragraph (c) below.

        (c) A brief description of each matter voted upon at the meeting and state the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter, including a separate tabulation with respect to each nominee for office.



        The following matters were voted upon at the Annual Meeting of Stockholders of Grossman's Inc.

        (i)  Election of Directors


        Name                             For              Withheld
        Russell Cox                   22,523,840           518,674

        John R. Grey                  22,505,102           537,412

        Maurice Grossman              22,505,146           537,368

        Leo Kahn                      22,501,778           540,736

        Sydney L. Katz                22,534,600           507,914

        W. Wallace McDowell, Jr.      22,511,990           530,524

        Stephen B. Oresman            22,522,200           520,314

        Thomas R. Schwarz             22,534,672           507,842

        Robert Swanson                22,526,290           516,224

        Harold Tanner                 22,537,090           505,424

        Dr. Abraham Zaleznik          22,490,678           551,836


        An aggregate of 2,698,412 were not present at the meeting in person or by proxy and were not voted on the election of directors.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS (CONTINUED)

        (ii) Approval of Ernst & Young as independent auditors for registrant for 1994


        For                           Against             Abstentions
        22,877,164                     66,382               98,968


        An aggregate of 2,698,412 were not present at the meeting in person or by proxy and were not voted on the approval of Ernst & Young as independent accountants.

        (d)  Not applicable.


ITEM 5. OTHER MATTERS

        On June 14, 1994, Dr. Abraham Zaleznik resigned as a member of the Board of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            11(a) Statement re computation of earnings per share, filed herewith.

        (b) REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K during the three months ended June 30, 1994.

SIGNATURES
- - ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROSSMAN'S INC.
                                          Company



                                    by    /s/ Sydney L. Katz
                                    --------------------------------------
                                                Sydney L. Katz
                                           Executive Vice President -
                                     Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)







DATE:  August 3, 1994