Form 10-Q
period 1994-09-30
GROSSMANS INC
filed 1994-11-09
CIK 33798

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                          EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 1-542

                               GROSSMAN'S INC.
- -----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
- -----------------------------------------          -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

            200 Union Street
        Braintree, Massachusetts                            02184
- -----------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

                                (617) 848-0100
- -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock - $.01 Par Value - 25,759,696 shares as of November 9, 1994, exclusive of 377,671 shares held as treasury shares.

                              GROSSMAN'S INC.
                                FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1994

                                  INDEX

                                                                  Page Number
                                                                  -----------
PART I. FINANCIAL INFORMATION
- -----------------------------

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     September 30, 1994, December 31, 1993 and September 30, 1993....   3


   Consolidated Statements of Operations
     Three Months and Nine Months Ended September 30, 1994 and 1993..   5


   Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1994 and 1993...................   6


   Notes to Unaudited Interim Consolidated Financial Statements.....    7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...................................    9


PART II. OTHER INFORMATION
- --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................   17

SIGNATURES..........................................................   18



PART I. FINANCIAL INFORMATION
- -----------------------------


ITEM 1. FINANCIAL STATEMENTS


                    GROSSMAN'S INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)

                                  SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                      1994          1993         1993
                                  ------------  ------------ -------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents            $    949     $  2,163    $ 10,638
 Receivables, less allowance of
   $3,875 at September 30, 1994,
   $5,212 at December 31, 1993
   and $3,954 at September 30,
   1993 for doubtful accounts           32,323       20,751      27,186
 Inventories                           130,491      121,820     142,655
 Other current assets                    7,986        9,860       9,208
                                      --------     --------    --------
   Total current assets                171,749      154,594     189,687

PROPERTY, PLANT AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION OF $63,648
   ON SEPTEMBER 30, 1994, $59,756 ON
   DECEMBER 31, 1993 AND $65,664 ON
   SEPTEMBER 30, 1993                  121,439      130,164     142,234
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                2,148          486          -
OTHER ASSETS                             2,278        2,204         791
                                      --------     --------    --------
                                      $297,614     $287,448    $332,712
                                      ========     ========    ========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                     GROSSMAN'S INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)

                                 SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                     1994          1993         1993
                                 ------------- ------------ -------------
LIABILITIES AND STOCKHOLDERS'
 INVESTMENT

CURRENT LIABILITIES
 Revolving term note payable        $     -       $     -      $ 21,000
 Accounts payable and accrued
   liabilities                       112,234       102,616      136,226
 Accrued interest                        948         2,174        1,114
 Current portion of long-term
   debt and capital lease
   obligations                        16,681        14,978        7,700
                                    --------      --------     ---------
   Total current liabilities         129,863       119,768      166,040


REVOLVING TERM NOTE PAYABLE           31,468        23,238           -
LONG-TERM DEBT AND CAPITAL
 LEASE OBLIGATIONS                    33,265        41,267       57,620
PENSION LIABILITY                     14,766        15,199           -
OTHER LIABILITIES                     16,566        15,608       15,915
                                    --------      --------     ---------
   Total liabilities                 225,928       215,080      239,575

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value,
  Shares authorized - 50,000
  Shares issued - 26,137 in
   1994 and 1993                         261           261          261
 Additional paid-in-capital          155,842       155,852      155,852
 Retained earnings (accumulated
  deficit)                           (62,971)      (62,103)     (61,866)
 Minimum pension liability           (20,528)      (20,528)          -
 Less shares in treasury, at cost -
     378 in 1994,
     458 at December 31, 1993 and
     458 at September 30, 1993          (918)       (1,114)      (1,110)
                                    ---------     ---------    ---------
    Total Stockholders' Investment    71,686        72,368       93,137
                                    ---------     ---------    ---------
    Total Liabilities and
     Stockholders' Investment       $297,614      $287,448     $332,712
                                    =========     =========    =========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                     GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (Unaudited)

                                    THREE MONTHS          NINE MONTHS
                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                 -------------------   -------------------
                                   1994       1993        1994      1993
                                   ----       ----        ----      ----
SALES                            $226,111   $247,671   $581,332  $642,338
COST OF SALES                     171,194    189,099    437,864   478,508
                                 ---------  ---------  --------- ---------
  Gross Profit                     54,917     58,572    143,468   163,830

OPERATING EXPENSES
  Selling and administrative       43,060     52,053    123,121   149,752
  Depreciation and amortization     3,214      3,617      9,584    10,079
  Store closing expense             6,500     34,263      6,500    34,263
  Store preopening expense            103         -         735       630
                                 ---------  ---------  --------- ---------
                                   52,877     89,933    139,940   194,724
                                 ---------  ---------  --------- ---------

OPERATING INCOME (LOSS)             2,040    (31,361)     3,528   (30,894)

OTHER EXPENSES (INCOME)
  Interest expense                  1,837      2,233      5,621     6,265
  Other                              (514)       271     (1,366)      724
                                  --------  ---------  --------- ---------
                                    1,323      2,504      4,255     6,989

EQUITY IN NET LOSS OF
 UNCONSOLIDATED AFFILIATE             156         -         238        -
                                 ---------  ---------  --------- ---------
INCOME (LOSS) BEFORE INCOME TAXES     561    (33,865)      (965)  (37,883)

PROVISION (CREDIT) FOR INCOME
 TAXES                                 56     31,755        (97)   30,228
                                 ---------  ---------  --------- ---------
NET INCOME (LOSS)                $    505   $(65,620)  $   (868) $(68,111)
                                 =========  =========  ========= =========

PER COMMON SHARE (PRIMARY
  AND FULLY DILUTED)
  Net income (loss)                 $0.02     $(2.56)   $(0.03)   $(2.65)
                                 =========  =========  ========= =========

WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
  Primary                          25,823     25,677     25,748    25,655
                                 =========  =========  ========= =========
  Fully Diluted                    25,899     25,677     25,748    25,655
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

                        GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  ------------------------
                                                    1994            1993
                                                    ----            ----
OPERATING ACTIVITIES
Net loss                                          $   (868)      $(68,111)
Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                      9,584         10,079
  Store closing expense                              6,500         34,263
  Deferred income taxes                                            30,228
  Net gain on disposals of property                   (353)          (159)
  Provision for losses on accounts receivable          935          1,597
  (Increase) decrease in assets:
   Receivables                                      (6,285)        (7,500)
   Inventories                                      (8,671)       (31,345)
   Investment in and advances to
    unconsolidated affiliate                        (1,662)            -
   Other assets                                        150         (2,906)
  Increase in accounts payable and accrued
   liabilities and interest                            785         27,653
                                                  ---------      ---------
   Total adjustments                                   983         61,910

 NET CASH PROVIDED BY (USED FOR) OPERATING
  ACTIVITIES                                           115         (6,201)

INVESTING ACTIVITIES
 Capital expenditures                               (4,023)       (13,003)
 Proceeds from disposals of property                 1,378            286
                                                  ---------      ---------
 NET CASH USED FOR INVESTING ACTIVITIES             (2,645)       (12,717)

FINANCING ACTIVITIES
 Payments on long-term debt and capital lease
  obligations                                       (7,522)       (20,711)
 Financing additions                                   422          6,935
 Net proceeds from revolving term notes payable      8,230         21,000
 Issuance of common stock                              186            225
                                                  ---------      ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES           1,316          7,449

Net decrease in cash and cash equivalents           (1,214)       (11,469)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,163         22,107
                                                  ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    949       $ 10,638
                                                  =========      =========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1994

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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


NOTE 2 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
- ------------------------------------------------------

Long-term debt consists of the following (in thousands):

                               SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                   1994           1993          1993
                               -------------  ------------  -------------
14% Debentures, due
  January 1, 1996                 $16,201        $16,201       $21,334
Mortgage notes                     20,612         22,638        22,912
Capital lease obligations          13,133         17,406        21,074
                                  -------        -------       -------
                                   49,946         56,245        65,320

Less current portion               16,681         14,978         7,700
                                  -------        -------       -------
                                  $33,265        $41,267       $57,620
                                  =======        =======       =======


The Company's loan and security agreement with BankAmerica Business Credit, Inc. provides for borrowings up to 50% of eligible receivables,

- ------------------------------------------------------------------

inventory and certain other assets (the "borrowing base"), up to a maximum of $60 million, including letters of credit up to $15 million. At September 30, 1994, the borrowing base totalled $60.0 million, cash borrowings totalled $31.5 million, outstanding letters of credit totalled $9.3 million and $19.2 million of the available line was unutilized. The maximum cash borrowings under this agreement during the nine months ended September 30, 1994 were $39.3 million. The weighted average annual interest rate on borrowings during the nine months ended September 30, 1994 was 7.1%.



NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):

                                 SEPTEMBER 30,  DECEMBER 31, SEPTEMBER 30,
                                     1994          1993          1993
                                 -------------  ------------ -------------
Accounts payable                   $ 76,071       $ 60,607      $ 85,130
Accrued salaries, wages,
 commissions and related taxes        5,892          8,155         7,910
Accrued income and franchise
 taxes                                1,040            734           786
Accrued taxes other than income
 and franchise                        4,024          4,809         7,165
Accrued store closing costs           6,711          8,343        12,834
Accrued insurance                     8,728         10,273        11,284
Other accrued liabilities             9,768          9,695        11,117
                                   --------       --------      --------
                                   $112,234       $102,616      $136,226
                                   ========       ========      ========

NOTE 4 - INCOME TAXES
- ---------------------

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


NOTE 5 - SALE OF PROPERTY
- -------------------------

In the third quarter of 1993, the Company announced the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation, subject to the resolution of certain contingencies, with financial reporting of the sale being deferred until such contingencies are resolved. On November 2, 1994, Kmart received site plan approval subject to a statutory waiting period. The Company will account for the transaction upon the closing, which is expected to occur in the first half of 1995.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

FINANCIAL CONDITION
- -------------------

SEPTEMBER 30, 1994 COMPARED WITH DECEMBER 31, 1993
- --------------------------------------------------

Financial condition at September 30, 1994 reflects the seasonality of the Company's business, investment in new business ventures, ongoing disposals of closed store properties and long-term debt reductions. In the third quarter the Company reviewed all Eastern Division stores to identify capital which could be redeployed to growth initiatives expected to generate more attractive long-term returns. These initiatives include the aggressive Midwest expansion of the Company's Contractors' Warehouse concept and the continued repositioning of Eastern Division stores to enhance their appeal to target customers. Consideration was given to past and future expectations of individual store and market operating performance, as well as the estimated real estate value of each location. Following this review, at quarter end the Company announced the closing of 15 stores; nine owned and six leased. A $6.5 million pre-tax charge was accrued, related to closing costs, lease expenses, inventory writedowns and other expenses, less the expected net recovery of property, plant and equipment. The process of closing the stores will be completed during the fourth quarter of 1994 and proceeds from the inventory liquidation will be used to reduce accounts payable and borrowings under the revolving credit agreement.

Other significant ongoing events expected to impact future liquidity are as follows:

- - In the third quarter of 1993, the Company announced the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart
   Corporation, subject to the resolution of certain contingencies, with financial reporting of the sale being deferred until such contingencies are resolved. On November 2, 1994, Kmart received site plan approval subject to a statutory waiting period. The Company will account for the transaction upon the closing, which is expected to occur in the first half of 1995. The Braintree property is unencumbered by mortgage or other debt.

- - One property included in the 15 closed stores described above, the Wellesley, Massachusetts store, was sold as of September 30, 1994. The accompanying balance sheet includes a receivable for the sale proceeds, which were received in early October 1994. The Company is actively marketing the remaining owned properties.

- - The Company also continues to actively market properties vacated as a result of previously closing 23 stores. Of the twelve owned properties within this group, one was sold in late 1993, two were sold in the first quarter of 1994, two were sold in the second quarter of 1994, one was sold in October 1994 and three are under agreement to be sold. Proceeds from the disposal of these surplus properties totalled $4.0 million during the first nine months of 1994.

- - At September 30, 1994, book values of properties expected to be sold totalling $5.8 million have been reclassified to other current assets, and related debt totalling $10.3 million has been classified as current.

Inventory at September 30, 1994 totalled $130.5 million, a seasonal $8.7 million, or 7.1%, increase from year end and a $12.2 million, or 8.5%, decrease from one year ago. The decrease in inventory from one year ago is principally due to the closing of 23 Eastern Division stores. The Eastern Division's automated, integrated replenishment system, with virtually all lines of merchandise now being automatically replenished, has contributed to more efficient inventory management in 1994. Accounts payable increased seasonably by $9.6 million, related to the inventory increase. Included in the September 30, 1994 inventory is approximately $7.0 million sold in October 1994 in conjunction with the store closings.

Working capital at September 30, 1994 was $41.9 million, an increase of $7.1 million from the prior year end amount and an increase of $18.2 million from one year ago. In 1993, seasonal financing of inventory purchases through credit borrowings negatively impacted working capital, as such borrowings were classified as current. In addition, in 1994 there were reduced levels of capital expenditures and reduced payments on long-term debt.

The period of the year prior to the spring selling season has historically been a period of new store openings and store remodelings, particularly in the Eastern Division. Based upon 1993 operating results, growth and repositioning of additional stores were curtailed in 1994. One new Contractors' Warehouse store was opened in 1994 and one additional store is planned to open in the first quarter of 1995. Capital expenditures for the nine month period totalled $4.0 million in 1994, as compared to $13.0 million in 1993, with $1.5 million related to Project-Pro's, the Company's 80% owned subsidiary which began operations in 1994, and the remainder principally related to the Contractors' Warehouse store opening and point-of-sale register systems in the Eastern Division. These register systems are an integral component of the division's integrated, automated replenishment system, which is now used to process approximately 80% of the division's sales. Payments on long-term debt and capital lease obligations totalled $7.5 million for the first nine months of 1994, as compared to $20.7 million in 1993, principally due to the $10.8 million January 1993 maturity of the Company's Zero Coupon Notes.

Reflected in the balance sheet at September 30, 1994 are two new ventures; Project-Pro's, an 80% owned consolidated subsidiary, and Construcentro, a 50% owned unconsolidated joint venture. Project-Pro's opened its first three home-improvement showrooms and began operations during 1994. Approximately $2.1 million has been invested in Construcentro, which opened its first store in May 1994 in Monterrey, Mexico, under Builder's Mart. The investment in Construcentro has been accounted for using the equity method of accounting.

The Company's loan and security agreement with BankAmerica Business Credit, Inc. provides for borrowings up to $60 million, including letters of credit up to $15 million. At September 30, 1994, cash borrowings under this agreement totalled $31.5 million and outstanding letters of credit totalled $9.3 million, with resultant loan availability of $19.2 million. The Company expects to continue to utilize a portion of this loan throughout the fourth quarter of 1994. At September 30, 1994, the Company believes it is in compliance with all covenants, financial or otherwise, contained in its various loan agreements. The Company believes that existing funds, funds generated from operations, proceeds to be received from the sale of properties and funds available under the loan and security agreement will be sufficient to satisfy debt service requirements, to pay other liabilities in the normal course of business and to finance planned capital expenditures throughout the remainder of 1994.

RESULTS OF OPERATIONS

Nine months ended September 30, 1994 compared with nine months ended September 30, 1993
- --------------------------------------------------------------

A net loss of $868 thousand resulted in the first nine months of 1994 as compared to a net loss of $68.1 million in the same period in 1993, with non-recurring items occurring in each year. The 1994 results include a $6.5 million provision for the closing of 15 Eastern Division stores. The 1993 results include a $34.3 million provision for the closing of 22 Eastern Division stores and a non-cash adjustment to the provision for income taxes of $31.8 million to record a valuation allowance against previously recorded deferred tax assets. Excluding these non-recurring items, operating income for the first nine months of 1994 improved by $6.6 million and pre-tax income improved by $9.1 million. Negatively impacting the 1994 results was the Company's start up of its 80% owned subsidiary, Project-Pro's.


The following table shows comparative sales results by store type during the first six months, the third quarter and for the nine month period:

                            Six Months     Three Months      Nine Months
                            Ended June    Ended September  Ended September
                          --------------  ---------------  ---------------
                           1994    1993    1994    1993    1994    1993
                           ----    ----    ----    ----    ----    ----
SALES (in thousands)
Grossman's Stores
 Retail Sales             $136.3  $174.5  $ 91.5  $110.8  $227.8  $285.2
 Professional Sales         93.6   109.5    63.0    68.8   156.6   178.2
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores  229.9   284.0   154.5   179.6   384.4   463.4
Mr. 2nd's Bargain Outlet
 Stores                     21.2    23.4    11.7    12.3    32.9    35.7
Contractors' Warehouse
 Division                  103.0    87.3    58.8    55.8   161.9   143.2
Project-Pro's                1.0     0.0     1.1     0.0     2.1     0.0
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.     $355.1  $394.7  $226.1  $247.7  $581.3  $642.3
                          ======  ======  ======  ======  ======  ======

% OF TOTAL SALES
Grossman's Stores
 Retail Sales               38.3 %  44.3 %  40.4 %  44.7 %  39.2 %  44.4 %
 Professional Sales         26.4    27.7    27.9    27.8    26.9    27.7
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores   64.7    72.0    68.3    72.5    66.1    72.1
Mr. 2nd's Bargain Outlet
 Stores                      6.0     5.9     5.2     5.0     5.7     5.6
Contractors' Warehouse
 Division                   29.0    22.1    26.0    22.5    27.8    22.3
Project-Pro's                0.3     0.0     0.5     0.0     0.4     0.0
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.      100.0 % 100.0 % 100.0 % 100.0 % 100.0 % 100.0 %
                          ======  ======  ======  ======  ======  ======

                                   12

RESULTS OF OPERATIONS
- ---------------------


Nine months ended September 30, 1994 compared with nine months ended
- --------------------------------------------------------------------
September 30, 1993 (CONTINUED)
- ------------------------------

(TABLE CONTINUED)

                            Six Months     Three Months      Nine Months
                            Ended June    Ended September  Ended September
                          --------------  ---------------  ---------------
                           1994    1993    1994    1993     1994    1993
                           ----    ----    ----    ----     ----    ----
SALES % INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales              (21.9)% (15.7)% (17.4)% (12.6)% (20.1)% (14.5)%
 Professional Sales        (14.5)   14.9    (8.4)    8.5   (12.1)   12.4
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores  (19.0)   (6.1)  (14.0)   (5.6)  (17.0)   (5.9)
Mr. 2nd's Bargain Outlet
 Stores                     (9.5)    2.7    (4.9)    0.8    (7.9)    2.0
Contractors' Warehouse
 Division                   17.9    11.5     5.4    28.6    13.0    17.6
Project-Pro's                 NA      NA      NA      NA      NA      NA
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.      (10.0)%  (2.2)%  (8.7)%   0.8 %  (9.5)%  (1.0)%
                           ======  ======  ======  ======  ======  ======

COMPARABLE STORE SALES %
 INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales               (6.6)% (14.5)%  (4.0)% (10.8)%  (5.6)% (13.1)%
 Professional Sales         15.0    15.7    19.3    10.1    16.8    13.8
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores    1.1    (4.9)    4.3    (3.8)    2.4    (4.4)
Mr. 2nd's Bargain Outlet
 Stores                     (1.0)  (12.3)   10.4   (19.4)    2.9   (14.3)
Contractors' Warehouse
 Division                   (5.0)    1.8    (2.7)    0.7    (5.1)    1.4
Project-Pro's                 NA      NA      NA      NA      NA      NA
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.       (0.6)%  (4.0)%   2.8 %  (3.8)%   0.5 %  (3.8)%
                           ======  ======  ======  ======  ======  ======

Total sales results are impacted by the 23 Eastern Division stores closed and by Contractors' Warehouse store openings; one late in the first quarter of 1993, two late in the second quarter of 1993 and one late in the second quarter of 1994.

Within Grossman's stores, comparable store sales results are indicative of the Company's strategy to strengthen the appeal of stores to target customers - contractors, remodelers and serious do-it-yourselfers. Comparable stores sales increases in professional sales have offset a decline in retail sales, which have been impacted by increasingly competitive conditions. In the third quarter of 1994, the 19.3% comparable store sales increase in Eastern Division professional sales exceeded the increase of 15.0% for the first six months of 1994. Contractors' Warehouse comparable store sales results were negatively impacted by division-wide promotional activities in March and June 1993 prior to and concurrent with the three store openings. Also negatively impacting Contractors' Warehouse comparable store sales in 1994 is the slowing economy in the Southern California market in which 8 of the division's 12 stores operate.

Gross profit declined by $20.4 million as the result of the sales decline and a decline in gross margin from 25.5% in 1993 to 24.7% in 1994. A gross margin decline for the first six months, from 26.7% in 1993 to 25.0% in 1994, was offset in part by a third quarter increase from 23.6% in 1993 to 24.3% in 1994. A third quarter increase in professional sales margins offset a slight decline in retail margin. The third quarter margin improvement reflects ongoing efforts to improve margins on products sold to the growing professional sales base. Margin pressure will continue to occur as the result of sales increases to professional customers, who receive discounts from normal retail pricing, and as additional Contractors' Warehouse stores are opened. Contractors' Warehouse stores operate at higher per store sales volume with lower gross margins and lower expenses. Competitive market conditions and volatile lumber prices have also impacted margins.

Selling and administrative expenses declined by $26.6 million, or 17.8%, for the nine month period, reflecting reduced overhead as a result of closed stores and additional Eastern Division staff reductions which occurred in the latter periods of 1993. As a percent of sales, selling and administrative expenses declined from 23.3% in 1993 to 21.2% in 1994.

At the end of the third quarter in both 1993 and 1994, non-recurring charges for store closings were recorded to cover costs related to leases, severance and outplacement expenses, inventory writedowns, other expenses and the net unrecoverable amount of property, plant and equipment. In 1993, the Company closed 23 Eastern Division stores and $34.3 million provision was recorded and in 1994 15 Eastern Division stores were closed and a $6.5 million provision was recorded. In the nine months ended September 30, 1993 and 1994, sales from stores now closed represented 22.2% and 8.8%, respectively, of total sales.

Included in operating expenses in 1994 are $3.8 million of expenses related to the development and start-up of Project-Pro's, the Company's 80% owned subsidiary, which opened its first three project centers in 1994. Store preopening expense, related to Contractors' Warehouse store openings, declined by $800 thousand due to fewer openings. Store preopening expense will continue throughout the fourth quarter of 1994, in preparation for the first quarter opening of a Contractors' Warehouse store in Indianapolis, Indiana.

Interest expense declined from $6.3 million in 1993 to $5.6 million in 1994, reflecting a reduction in average borrowings, offset in part by an increase in the average interest rate incurred. Reflected in the statement of operations in 1994 is a $238 thousand dollar net loss on the operations of Construcentro, the Company's 50% unconsolidated joint venture, which opened its first store, located in Monterrey, Mexico, during the 1994 second quarter.

Prior to September 1993, the Company had recognized deferred tax assets for the tax benefits it expected to realize from its available net operating loss carryforwards. As a result, the interim periods had only reflected a non-cash tax provision or benefit from the previously recognized net operating losses. In the third quarter of 1993, based on unanticipated operating losses and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Tax credits recorded earlier in 1993 were also reversed, resulting in a provision for income taxes for the nine months ended September 30, 1993 of $30.2 million. In 1994, the interim period tax provisions or credits are based on the Company's anticipated full year effective tax rate of 10%. This rate reflects taxes at statutory rates, reduced by the tax benefit anticipated from utilization of a portion of the Company's available net operating loss carryforwards.

Three months ended September 30, 1994 compared with three months ended September 30, 1993
- -----------------------------------------------------------------

Net income of $505 thousand resulted in the third quarter of 1994 as compared to a net loss of $65.6 million in the same period in 1993. Non-recurring items occurred in each year. The 1994 results include a $6.5 million provision for the closing of 15 Eastern Division stores. The 1993 results include a $34.3 million provision for the closing of 23 Eastern Division stores and a non-cash adjustment to the provision for income taxes of $31.8 million to record a valuation allowance against previously recorded deferred tax assets. Excluding these non-recurring items, operating income for the third quarter of 1994 improved by $5.6 million and pre-tax income improved by $6.7 million. Negatively impacting the 1994 results was the Company's start up of its 80% owned subsidiary, Project-Pro's.

Third quarter sales results are impacted by the 23 Eastern Division stores closed and by Contractors' Warehouse store openings; one late in the first quarter of 1993, two late in the second quarter of 1993 and one late in the second quarter of 1994.

Within Grossman's stores, comparable store sales results are indicative of the Company's strategy to strengthen the appeal of stores to target customers - contractors, remodelers and serious do-it-yourselfers. Comparable stores sales increases in professional sales have offset a decline in retail sales, which have been impacted by increasingly competitive conditions. In the third quarter of 1994, the 19.3% comparable store sales increase in Eastern Division professional sales compared to a 10.1% increase for the same period in the prior year. Negatively impacting Contractors' Warehouse comparable store sales in 1994 is the slowing economy in the Southern California market in which 8 of the division's 12 stores operate.

Gross profit declined by $3.7 million as the result of the sales decline, offset in part by an increase in gross margin from 23.6% in 1993 to 24.3% in 1994. During the third quarter, an improvement in professional sales margins offset a slight decline in retail margin. This margin improvement reflects ongoing efforts to improve margins on products sold to the growing professional sales base.

Selling and administrative expenses declined by $9.0 million, or 17.3%, reflecting reduced overhead as a result of closed stores and additional Eastern Division staff reductions which occurred in the latter periods of 1993. As a percent of sales, selling and administrative expenses declined from 21.0% in 1993 to 19.0% in 1994.

At the end of the third quarter in both 1993 and 1994, non-recurring charges for store closings were recorded to cover costs related to leases, severance and outplacement expenses, inventory writedowns, other anticipated expenses and the net unrecoverable amount of property, plant and equipment. In 1993, the Company closed 23 Eastern Division stores and $34.3 million was provided and in 1994 15 Eastern Division stores were closed and a $6.5 million provision was recorded. The reduced level of store closing expense from 1993 to 1994 reflects fewer closings, lower estimated future lease costs and real estate values.

Included in operating expenses in the third quarter of 1994 are $1.6 million of expenses related to the development and start-up of Project-Pro's, the Company's 80% owned subsidiary, which opened its first three project centers in 1994.

Interest expense declined from $2.2 million in 1993 to $1.8 million in 1994, reflecting a reduction in average borrowings, offset in part by an increase in the average interest rate incurred. Reflected in the statement of operations in 1994 is a $156 thousand dollar net loss on the operations of Construcentro, the Company's 50% unconsolidated joint venture, which opened its first store, located in Monterrey, Mexico, during the 1994 second quarter.

Prior to September 1993, the Company had recognized deferred tax assets for the tax benefits it expected to realize from its available net operating loss carryforwards. As a result, the interim periods had only reflected a non-cash tax provision or benefit from the previously recognized net operating losses. In the third quarter of 1993, based on unanticipated operating losses and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Tax credits recorded earlier in 1993 were also reversed, resulting in a provision for income taxes for the nine months ended September 30, 1993 of $30.2 million. In 1994, the interim period tax provisions or credits are based on the Company's anticipated full year effective tax rate of 10%. This rate reflects taxes at statutory rates, reduced by the tax benefit anticipated from utilization of a portion of the Company's available net operating loss carryforwards.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       4(n)-1 Second Amendment, dated October 30, 1994, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991, filed herewith.

       10(iii)(h)-1    Amendment No. 1, dated September 26, 1994, to
                       Amended and Restated Employment Agreement dated as of July 1, 1991, between Grossman's Inc. and
                       Sydney L. Katz, filed herewith.

       10(iii)(k)-1    Amendment No. 1, dated September 26, 1994, to
                       Amended and Restated Employment Agreement dated as of July 1, 1991, between Grossman's Inc. and
                       Robert L. Flowers, filed herewith.

       10(iii)(l)-1    Amendment No. 1, dated September 26, 1994, to
                       Amended and Restated Employment Agreement dated as of July 1, 1991, between Grossman's Inc. and
                       Richard E. Kent, filed herewith.

       11(a) Statement re computation of earnings per share, filed herewith.


   (b) REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the three months ended September 30, 1994.

SIGNATURES
- ----------



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







DATE:  November 9, 1994