Form 10-K
period 1994-12-31
GROSSMANS INC
filed 1995-03-16
CIK 33798

                                CONFORMED
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required)
    For the fiscal year ended December 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the transition period from ________________ to _______________

Commission File Number 1-542

                             GROSSMAN'S INC.
- --------------------------------------------------------------------------

          (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                   38-0524830
- --------------------------------------------           -------------------
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                 Identification No.)

 200 Union Street, Braintree, Massachusetts                    02184
- --------------------------------------------           -------------------
  (Address of principal executive offices)                  (Zip Code)

                             (617) 848-0100
- --------------------------------------------------------------------------
            Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Exchange
            Title of Class                          on Which Registered
- ---------------------------------------        ---------------------------
Common Stock, par value $0.01 per share          The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

                                  None
- --------------------------------------------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1995 was $59,621,282.

The number of shares of the registrant's class of Common Stock ($.01 par value) outstanding on March 1, 1995 was 25,782,176, exclusive of 355,171 shares held as treasury shares.

                       Documents Incorporated By Reference

The Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby, is incorporated by reference into Part III of this Form 10-K to the extent set forth herein.

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

On March 11, 1985, Evans Products Company ("Evans") and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. On November 19, 1986, the Company emerged from the Chapter 11 proceedings. Under a court approved Reorganization Plan, the following transactions took place in 1986. Substantially all of Evans' assets, other than those of the retail building materials business conducted by Evans' wholly-owned subsidiary, Grossman's Inc. ("Old Grossman's"), were transferred to Evans Asset Holding Company ("EAHC") and a trust (collectively "AHC"), each beneficially owned by the lenders to Evans and one of its subsidiaries (the "Lenders") for the purpose of liquidating such assets. Evans and its filing subsidiaries (including Old Grossman's) were discharged from substantially all of their pre-Chapter 11 petition indebtedness. All of Evans' outstanding shares of common stock and preferred stock were cancelled. Old Grossman's was then merged into Evans, which adopted the name Grossman's Inc. (the "Company"), and the Company distributed to its creditors or to a trust or reserve for unpaid and unliquidated claims, $60,000,000 of its 13% Debentures, which matured in 1991, $73,000,000 of its 14% Debentures due 1996, $105,200,000 face value of its Zero Coupon Notes, which matured and the final installment paid in January 1993, and 20,000,000 shares of its Common Stock (of which 1,859,852 shares were sold by the trust and the Company in a private placement in December, 1986).

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

Net proceeds from the 1989 sales of the Moore's and Northwest Divisions totalled $105.7 million. Such proceeds were principally used for the retirement of long-term debt.

In September 1993, the Company announced plans to close 22 Eastern Division stores. In September 1994, the Company announced plans to close an additional 15 Eastern Division stores. The closings were completed in the respective fourth quarters.

     (b) Financial Information About Industry Segments

The Company's operations during the last three years have been entirely in the retail building materials industry.

     (c) Narrative Description of Business

Grossman's is a retailer of lumber, building materials, and other home improvement products emphasizing sales to its target customers; contractors, remodelers and serious do-it-yourselfers. The Company operates 106 stores, under the names "Grossman's", "Contractors' Warehouse" and "Mr. 2nd's Bargain Outlets", as listed in Item 2 below.

The Company has a 50% interest in a Mexican joint venture, which operates one store in Monterrey, Mexico under the name "Builder's Mart". In 1994, the Company's 80% owned subsidiary, Project-Pro's, opened three home improvement showrooms.

The following are descriptions of each operation, as presented in the 1994 Annual Report to Stockholders:

Grossman's

Grossman's stores serve customers in over 70 locations in nine states. Product assortment is concentrated in the core departments of lumber, building materials, doors and windows, hardware, paint, plumbing and electrical supplies. Stores are typically located on five acres with 35,000 square feet of selling space, including a 15,000 square foot drive-thru lumber yard.

Grossman's stores are designed to compete in a niche market that includes contractors, remodelers and serious do-it-yourself customers, on the basis of lumber quality, a broad selection of brand name products, convenience, competitive pricing and a consistently high level of in-stock items in the quantities that customers require.

To serve these target customers, stores have Contractor Sales Offices and provide services specifically for building professionals. An automated, integrated replenishment system allows stores to cost effectively maintain a high in-stock position. Stores have been equipped with electronic point-of-sale register systems that ensure fast checkout and communicate with the replenishment system.

Contractors' Warehouse

The 13 Contractors' Warehouse stores operate in California, Nevada, Ohio and Indiana. Stores range in size from 80,000 to 100,000 square feet on approximately seven acres. All stores have large, drive-thru lumber yards, well-stocked with the varieties, sizes and quantities of lumber and building materials that target customers require. Focused on the needs of contractors, remodelers, tradespeople, and other building professionals, Contractors' Warehouse provides competitive pricing and the convenience of one-stop shopping for these target customers.

Contractors' Warehouse stores operate on the basis of in-depth knowledge about the requirements of local customers. The result is a merchandise mix selectively focused on the lumber, materials, products and supplies that satisfy professional customers in the quantities they need.

Contractors' Warehouse appeals to its target market by providing specialized services that add value. Contractor services include development of material lists and prices from blueprints, professional tool rental, specialized delivery services and early morning openings. Architectural services are also available at some locations.

Mr. 2nd's Bargain Outlets

These specialty stores, which first opened in 1971, operate at 19 locations in Massachusetts, New York, and Rhode Island, with a new store scheduled to open in Schenectady, New York in the spring of 1995. Mr. 2nd's Bargain Outlet stores offer close-outs, seconds and over-stocks in a wide range of building materials and building-related merchandise.

A Mr. 2nd's Bargain Outlet store typically consists of approximately 20,000 square feet located on a two-acre site. These no-frills, low overhead stores offer steep discount pricing on an everyday basis, communicated to customers through print advertising.

The market niche for Mr. 2nd's Bargain Outlet stores is do-it-yourself customers who are looking for a cost-effective alternative to traditional home improvement centers.

Project-Pro's

Project-Pro's is an 80% owned affiliate that provides materials and design and building services for a variety of home improvement projects including fencing, decks, windows and doors, siding and roofing, electric and alarms, painting, kitchens and baths, plumbing, landscaping, masonry and additions. Marketed as "America's Do-It-For-You Company", Project-Pro's opened three home-improvement showrooms in 1994 to showcase project opportunities. Project-Pro's fills a market niche for customers who choose to have home-improvement projects completed by skilled professionals upon whose craftsmanship, level of service and responsiveness can be relied.

Project-Pro's began to offer franchised territories in the Greater Boston to Cape Cod market. Franchise owners enjoy the advantage of association with a strong marketing organization and a company built upon principles of quality and customer satisfaction. Project-Pro's works with franchise owners to assist in setting quality, service and performance standards that add value and create a sustainable competitive advantage.

Builder's Mart

Builder's Mart is a joint venture with a Mexican partner. Modeled on the Contractors' Warehouse format and tailored to the specific needs of its local customers and marketplace, the first Builder's Mart opened in Monterrey, Mexico in 1994.

Market research indicates that building professionals would be attracted to a store that could offer convenience, selection and superior pricing. The demand for housing in Mexico has been strong and thus provides the potential for future growth opportunities.

Working with partners under joint venture and licensing arrangements, Grossman's Inc. is using its experience to expand the Contractors' Warehouse concept into additional international markets. Grossman's provides business know how, systems, software, and personnel training and participates in future growth and revenues.

Sales Mix

The Company's sales mix by product category, as a percentage of total sales, is shown in the following table:

                                              Year Ended December 31,
                                           ----------------------------
Products                                   1994  1993  1992  1991  1990
- --------                                   ----  ----  ----  ----  ----
Wood building materials                     28%   28%   27%   25%   25%
Non-wood building materials                 15    14    13    13    16
Millwork, doors and windows                 16    16    17    17    17
Paint, decorator products, panelling,
   floor coverings and ceilings             10    10    11    12    11
Kitchen, bath and plumbing products         13    13    13    14    13
Hardware, electrical supplies and tools     14    15    15    15    14
Seasonal items                               4     4     4     4     4
                                           ----  ----  ----  ----  ----
                                           100%  100%  100%  100%  100%
                                           ====  ====  ====  ====  ====

Customers

The following table shows the percentage of total sales by type of customer within each of the Company's divisions:

                                   1994    1993    1992    1991    1990
                                   ----    ----    ----    ----    ----
% of Total Sales
Grossman's Stores
  Retail Sales                     37.8%   42.9%   49.8%   59.2%   65.3%
  Professional Sales               27.5    27.9    25.4    18.9    15.8
                                  ------  ------  ------  ------  ------
     Total Grossman's Stores       65.3    70.8    75.2    78.1    81.1
Mr. 2nd's Bargain Outlet Stores     5.8     5.5     5.4     5.3     4.8
Contractors' Warehouse Division    28.5    23.7    19.4    16.6    14.1
Project-Pro's Inc.                  0.4      NA      NA      NA      NA
                                  ------  ------  ------  ------  ------
     Total                        100.0%  100.0%  100.0%  100.0%  100.0%
                                  ======  ======  ======  ======  ======

                                    5

Retail sales are primarily to serious do-it-yourself customers, principally homeowners purchasing materials for projects on a cash-and-carry basis. Professional sales within the Eastern Division and most Contractors' Warehouse Division sales are made to remodelers, small independent contractors, home builders and other contractors primarily for work at job sites. The Company extends credit on open account to qualified contractors.

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

Contractors' Warehouse customers are provided catalogs which describe stores, services and products, including prices. Grossman's stores' professional customers are provided a newspaper, "Grossman's Gazette", which includes Company, industry and product information and advertising. The newspaper was published four times in 1994 and six issues are planned in 1995.

Suppliers

The Company purchases its merchandise from several thousand manufacturers and suppliers. No single supplier accounted for more than 7% of purchases in 1994, and alternative sources of supply are generally available for most major product categories. Contractual arrangements with suppliers are generally limited to individual purchase orders.

The Company stocks inventory at levels designed to meet both the recurring and seasonal needs of its customers. Inventory levels are highest during the increased sales activity periods of the second and third quarters. In 1992, the Company began to implement an automated, integrated replenishment system in its Eastern Division. Now fully operational, the system is used to improve in-stock position on all inventory items and allows for just-in-time inventory management. In the Company's Contractors' Warehouse Division, an automated, integrated replenishment system is in place.

The Company receives merchandise directly from manufacturers or through distributors. Bulk materials are ordered in full railcar or truckload quantities. Shipments are made directly to stores or to a distribution center or redistribution locations for ultimate distribution to stores.


Competition

Competition in the retail building materials industry is highly fragmented, with the 10 largest retail building materials chains accounting for approximately 26% of the total retail lumber, building materials and hardware supply sales nationwide (source: National Home Center News - May 23, 1994, covering calendar 1993 year). The Company competes with national building materials and home center chains and with regional or local firms. In addition, certain general merchandise chains are significant retail merchandisers of home improvement products. In Eastern markets, competition has intensified in recent years, as national building materials chains have opened building material warehouse stores to compete with the smaller stores more prevalent in the region. These chains have also announced plans to continue actively pursuing growth in the Northeast. Increased competition has resulted in large concentrations of building material retailers in certain geographic locations. In order to effectively compete, the Company has instituted programs designed to create a market niche for itself serving professional customers, for which its drive-thru lumber yards and Contractors Services Offices offer a competitive advantage. In California, the Company primarily competes with retail building material warehouses.

Competition in the Company's markets has also increased as a result of decline in housing construction and the economic downturn, particularly in the Northeast and California.


Seasonality

Historically, the Company has recorded its highest sales level in the second and third quarters. The first quarter has traditionally been a period of low sales activity with resultant operating losses for most of the stores, as fewer home improvement projects in the Company's markets are undertaken during winter months.

Employees

The Company employs approximately 4,100 people, including 1,800 part-time employees. Management personnel at all levels, including store managers and assistant managers, participate in incentive bonus programs based upon sales, cost center profitability, inventory management or other defined goals.


Trade Names

The Company has no material patents, trademarks, licenses, franchises, or concessions other than the names "Grossman's" and "Mr. 2nd's". Eastern Division stores operate under the names "Grossman's" and "Mr. 2nd's Bargain Outlet". An application has been made for the use of "Project-Pro's", the name of the Company's installed sales subsidiary.

Executive Officers of the Company

                                                                YEARS
                                                                  OF
       NAME         AGE             POSITION                   SERVICE (1)
       ----         ---             --------                   -------
Sydney L. Katz      53     President and Chief Executive          12
                              Officer

David T. Krawczyk   38     Executive Vice President -             22
                              President of Contractors'
                              Warehouse Division

Robert L. Flowers   69     Executive Vice President -             25
                              Real Estate and Assistant
                              Secretary

Richard E. Kent     66     Vice President, Secretary and          23
                              General Counsel

Steven L. Shapiro   37     Controller                              9


(1) Years of service represent total years with the Company and its predecessors.


SYDNEY L. KATZ                President and Chief Executive Officer

Mr. Katz has been President and Chief Executive Officer since December 1, 1994, before which he had been Executive Vice President, Chief Financial Officer and Treasurer since November 19, 1986. Mr. Katz was Executive Vice President and Chief Financial Officer of Old Grossman's from October 1983 to November 1986. Mr. Katz has been a director since February 1, 1994. Prior to October 1983, he was Senior Vice President and Chief Financial Officer of the Retail Group of W.R. Grace & Co. Mr. Katz held a number of financial positions with W.R. Grace & Co. from 1968 to 1983. From 1963 to 1968 he was employed in public accounting as a Certified Public Accountant.


DAVID T. KRAWCZYK             Executive Vice President -
                              President of Contractors' Warehouse Division

Mr. Krawczyk was elected Executive Vice President - President of
Contractors' Warehouse Division in April 1993. Prior to that time he served as President of Contractors' Warehouse Division and in other administrative capacities of the division for more than five years, except for a four month period in 1992 when he was engaged in his own business. Mr. Krawczyk began his employment with the Company in 1973.


ROBERT L. FLOWERS             Executive Vice President - Real Estate
                              and Assistant Secretary

Mr. Flowers has been Executive Vice President - Real Estate since April 24, 1990. Prior to such date he was Vice President - Real Estate since November 19, 1986 and held the same position with Old Grossman's for more than five years prior to such date.


RICHARD E. KENT               Vice President, Secretary and
                              General Counsel

Mr. Kent has been Vice President, Secretary and General Counsel since November 19, 1986. He was in the private practice of law in Portland, Oregon from May 1984 to November 19, 1986 and prior to May 1984 was Vice President, Secretary and General Counsel of Evans for more than five years. Mr. Kent serves as a director and Vice Chairman of Epigen, Inc.


STEVEN L. SHAPIRO             Controller

Mr. Shapiro has been Controller since May 3, 1993. Prior to such date he was Assistant Controller since August 11, 1986. Mr. Shapiro was employed as a Certified Public Accountant with Arthur Andersen & Co. from September 1979 to August 1986.

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

The Company's dual yard stores, which cater to consumers, builders and contractors, are typically located on three or more acres of land and have approximately 45,000 square feet under roof, including showroom and warehouse space. Dual yards also have large outside selling and storage areas (40,000 to 60,000 square feet) to service the contractor business.


The Company's 106 stores (including the Indianapolis, Indiana store opened in January 1995) operate under the names Contractors' Warehouse, Grossman's and Mr. 2nd's Bargain Outlet and are located in cities and towns in 12 states, as follows:

                         CONTRACTORS' WAREHOUSE
                         ______________________

CALIFORNIA                 INDIANA                  OHIO
- ----------                 -------                  ----
Carson                     Indianapolis             Cincinnati
Colton                                              Dayton
La Habra
Long Beach                 NEVADA
Montebello                 ------
North Hollywood            Reno
Pomona
Sacramento
Ventura


                               GROSSMAN'S
                               __________

CONNECTICUT                              MASSACHUSETTS
- -----------                -----------------------------------------
Branford                   Auburn                   North Plymouth
Bristol                    Braintree                Pittsfield
Brookfield                 Fitchburg                Raynham
Groton                     Gardner                  Saugus
Manchester                 Hatfield                 Walpole
Middletown                 Hyannis                  West Springfield
Torrington                 Indian Orchard           Worcester
Waterbury                  North Attleboro


                         GROSSMAN'S (Continued)
                         ______________________

MAINE                      NEW YORK                 PENNSYLVANIA
- -----                      --------                 ------------
Auburn                     Amherst                  Harbor Creek
Augusta                    Auburn                   Hazelton
Bangor                     Binghamton               Scranton
Brunswick                  Camillus
Ellsworth                  Canandaigua
Houlton                    Cortland                 RHODE ISLAND
Portland                   Depew                    ------------
Presque Isle               Dewitt                   Johnston
Rockland                   Glens Falls
Scarborough                Hamburg
Waterville                 Herkimer                 VERMONT
                           Hudson                   -------
                           Ithaca                   Montpelier
NEW HAMPSHIRE              Johnstown                Rutland
- -------------              Kingston                 South Burlington
Dover                      Lakewood
Keene                      Malone
Laconia                    Niagara Falls
North Haverhill            Olean
Portsmouth                 Plattsburgh
                           Rensselaer
                           Rome
NEW JERSEY                 Saranac Lake
- ----------                 Utica
Lawrenceville              Wappinger Falls
                           Watertown


                        MR. 2ND'S BARGAIN OUTLET
                        ________________________
MASSACHUSETTS              NEW YORK                 Rhode Island
- -------------              --------                 ------------
Braintree                  Brighton                 Central Falls
Brighton                   Buffalo                  Warwick
Framingham                 Cheektowaga
Malden                     East Dewitt
Marshfield                 North Syracuse
Peabody                    Rochester
Waltham                    Tonawanda
                           Webster
                           West Seneca


                             BUILDER'S MART
                             ______________

MEXICO
- ------
Monterrey

The Company owns 60 of its stores and leases 46 stores, of which 27 have leases that expire without renewal or purchase options within the next ten years. Historically, leases without renewal options have been actively negotiated and renewed by the Company prior to expiration.

Four leases have options for the Company to purchase the stores from the lessors at various times at an aggregate purchase price estimated to be below aggregate current market value.

During 1993 and 1994, a total of 38 Eastern Division stores were closed. Of the 21 owned stores within this group, one was sold in 1993, eight were sold in 1994, four are under agreement to be sold, and two were designated to be reopened as Mr. 2nd's Bargain Outlets, the first of which recently opened. Of the 17 leased properties within this group, 8 leases have been terminated and 4 leases are due to be terminated in 1995 upon sales of property under contract.

In addition to the Company's stores, the Company owns and operates two distribution centers, a data processing center and two office facilities, one of which includes the Company's corporate office.

The net book value of the Company's owned real properties as of December 31, 1994 is approximately $64.4 million. Mortgage debt of approximately $15.8 million is outstanding on nine of the Company's owned properties.

The Company's properties are considered well maintained and are in good condition. Since 1986, the Company has invested $126.1 million in capital assets in its Eastern and Contractors' Warehouse Division stores and distribution centers.

Changes in the number of stores since 1986 are as follows:

           Stores Opened      Stores Closed     Stores of
            (including         (including       Divisions     Period End
Year       relocations)       relocations)        Sold          Total
- ----       -------------      -------------     ---------     ----------
1986           3                     7             -             272
1987           3                    17             -             258
1988           8                    20             -             246
1989           4                     7            87             156
1990           1                     2             -             155
1991           1                    17             -             139
1992           1                     2             -             138
1993           5                    24             -             119
1994           3                    17             -             105

Item 3. LEGAL PROCEEDINGS


The Company is a party to litigation incidental to the conduct of its business, most of which is covered by insurance and none of which is expected to have a material adverse effect on the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Part II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED SECURITY HOLDER MATTERS


      Grossman's Inc. Common Stock trades on The Nasdaq Stock Market under the symbol GROS. The number of holders of the Company's Common
      Stock on February 1, 1995 was 1,879. This number does not include beneficial owners holding Common Stock in bank or broker name, which the Company believes represents approximately 7,000 owners.

                                          1994                  1993
                                      -------------         -------------
                                      High      Low         High      Low
                                      ----      ---         ----      ---

      First Quarter                  $4 3/4   $3           $4 7/8   $3 3/4
      Second Quarter                  4 1/8    2            4 1/8    2 7/8
      Third Quarter                   2 5/8    1 7/8        3 5/8    2 7/8
      Fourth Quarter                  3 1/4    2 1/8        3 5/8    2 5/8

       No cash dividends have been paid on the Company's Common Stock since its initial issuance on November 19, 1986.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial and statistical data for the eight years ended December 31, 1994 are derived from the audited consolidated financial statements of the Company and other available operating information. The data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands, except         1994          1993
per share and per square foot data)                      (53 Weeks)
- --------------------------------------------------------------------------
OPERATING INFORMATION
Sales                                      $759,156      $841,974
Gross profit                                187,061       212,885
Operating expenses                          182,890       241,988
Operating income (loss)                       4,171       (29,103)
Interest expense                              7,376         8,422
Other income (expenses)                      (1,578)         (595)
Income (loss) before income taxes            (2,117)      (38,120)
Income taxes (credits)                         (212)       30,228
Extraordinary items, net                         -             -
Net income (loss)                            (1,905)      (68,348)
Net income (loss) per share                   (0.07)        (2.66)
Weighted average number of shares (000's)    25,752        25,661
SELECTED OPERATING INFORMATION
  AS A PERCENTAGE OF SALES
Gross profit                                  24.6%         25.3%
Operating expenses                            24.1          28.7
Operating income (loss)                        0.5          (3.5)
Interest expense                               1.0           1.0
Income (loss) before income taxes             (0.3)         (4.5)
Net income (loss)                             (0.3)         (8.1)
BALANCE SHEET INFORMATION
Inventories                                $116,602      $121,820
Current assets                              148,133       154,594
Property, plant and equipment, net          114,897       130,164
Total assets                                266,620       287,448
Current liabilities                         104,649       119,768
Working capital                              43,484        34,826
Long-term obligations                        59,927        64,505
Total stockholders' investment               80,645        72,368
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding
  capital lease additions                  $  4,801      $ 15,050
Long-term debt to equity ratio                0.9:1         1.1:1
Inventory turnover (1)                          4.4           4.3
STORES AND EMPLOYEES
Number of stores - year end                     105           119
Average sales per store (2)                $  6,718      $  6,200
Square footage (000's)                        3,996         4,216
Average sales per square foot (3)          $ 183.20      $ 174.40
Number of employees
  Full time                                   2,300         2,700
  Part time                                   1,800         1,600
                                              -----         -----
                                              4,100         4,300

(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).

                                   15

(Dollar amounts in thousands, except        1992       1991       1990
per share and per square foot data)
- --------------------------------------------------------------------------
OPERATING INFORMATION
Sales                                     $833,370   $806,636   $812,485
Gross profit                               223,390    219,057    224,651
Operating expenses                         208,902    205,533    224,795
Operating income (loss)                     14,488     13,524       (144)
Interest expense                             8,275      9,444     11,410
Other income (expenses)                      3,839      2,833      8,105
Income (loss) before income taxes           10,052      6,913     (3,449)
Income taxes (credits)                       3,820      2,622     (1,050)
Extraordinary items, net                        -          -          -
Net income (loss)                            6,232      4,291     (2,399)
Net income (loss) per share                   0.24       0.17      (0.09)
Weighted average number of shares (000's)   26,193     25,878     26,052
SELECTED OPERATING INFORMATION
  AS A PERCENTAGE OF SALES
Gross profit                                 26.8%      27.2%      27.6%
Operating expenses                           25.1       25.5       27.7
Operating income (loss)                       1.7        1.7         -
Interest expense                              1.0        1.2        1.4
Income (loss) before income taxes             1.2        0.9       (0.4)
Net income (loss)                             0.7        0.5       (0.3)
BALANCE SHEET INFORMATION
Inventories                               $123,230   $109,815   $119,537
Current assets                             179,587    193,787    202,263
Property, plant and equipment, net         134,693    118,635    120,095
Total assets                               339,002    341,944    353,600
Current liabilities                        112,980    113,047    132,786
Working capital                             66,607     80,740     69,477
Long-term obligations                       52,985     64,177     62,126
Total stockholders' investment             161,023    154,529    148,161
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding
  capital lease additions                 $ 26,602   $ 11,929   $ 20,864
Long-term debt to equity ratio               0.4:1      0.5:1      0.6:1
Inventory turnover (1)                         4.6        4.6        4.1
 STORES AND EMPLOYEES
Number of stores - year end                    138        139        155
Average sales per store (2)               $  5,995   $  5,563   $  5,208
Square footage (000's)                       4,628      4,565      4,718
Average sales per square foot (3)         $ 180.57   $ 174.73   $ 172.22
Number of employees
  Full time                                  3,100      2,900      3,200
  Part time                                  1,900      1,800      2,000
                                             -----      -----      -----
                                             5,000      4,700      5,200

(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).

                                   16

(Dollar amounts in thousands, except      1989        1988        1987
per share and per square foot data)                (53 Weeks)
- -------------------------------------------------------------------------
OPERATING INFORMATION
Sales                                  $1,052,095  $1,141,602  $1,077,297
Gross profit                              296,387     331,762     315,733
Operating expenses                        272,346     303,277     275,679
Operating income                           24,041      28,485      40,054
Interest expense                           19,818      22,013      26,131
Interest and other income                  15,166       7,562       8,001
Income (loss) before income taxes          19,389      14,034      21,924
Income taxes                                7,396       5,209       9,753
Extraordinary items, net                   (1,262)         -       (1,204)
Net income (loss)                          10,731       8,825      10,967
Net income (loss) per share                  0.41        0.34        0.49
Weighted average number of shares (000's)  26,397      26,216      22,707
SELECTED OPERATING INFORMATION
  AS A PERCENTAGE OF SALES
Gross profit                                28.2%       29.1%       29.3%
Operating expenses                          25.9        26.6        25.6
Operating income                             2.3         2.5         3.7
Interest expense                             1.9         1.9         2.4
Income (loss) before income taxes            1.8         1.2         2.0
Net income (loss)                            1.0         0.8         1.0
BALANCE SHEET INFORMATION
Inventory                              $  132,825  $  164,364  $   155,964
Current assets                            220,693     251,317      273,044
Property, plant and equipment, net        107,602     156,722      115,922
Total assets                              357,310     434,689      421,994
Current liabilities                       112,417     129,091      126,821
Working capital                           108,276     122,226      146,223
Long-term obligations                      87,784     160,574      159,966
Total stockholders' investment            154,189     143,432      134,657
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding
  capital lease additions              $   17,959  $   43,402  $    21,505
Long-term debt to equity ratio              0.7:1       1.3:1        1.3:1
Inventory turnover (1)                        4.4         4.5          4.6
STORES AND EMPLOYEES
Number of stores - year end                   156         246          258
Average sales per store (2)                 4,726  $    4,505  $     4,023
Square footage (000's)                      4,599       7,840        7,560
Average sales per square foot (3)      $   156.50  $   150.33  $    139.10
Number of employees
  Full time                                 3,300       5,600        5,200
  Part time                                 2,000       2,500        2,500
                                            -----       -----        -----
                                            5,300       8,100        7,700

(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).

                                   17

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Grossman's Inc. financial condition at December 31, 1994 reflects efforts to consolidate Eastern Division operations and redeploy capital assets toward the addition of new Contractors' Warehouse stores, modifications to Eastern Division stores with potential to improve operational performance and investment in other ventures with higher projected long-term returns. Significant 1994 events affecting year end financial condition are as follows:

/// Certain Eastern Division stores were closed, as current operating results and future expectations did not meet performance criteria. In 1994, 16 stores were closed, following 22 closings in 1993.

/// Capital from sales of closed store properties was redeployed into enhancements to Eastern Division stores and two Contractors' Warehouse store openings, one in 1994 and one shortly after year end. New business ventures included the first store opening by the Company's 50% owned Mexican joint venture and the development of Project-Pro's Inc., the Company's 80% owned installed sales subsidiary.

/// A $10.0 million non-cash increase to stockholders' investment was recorded to reflect improvement in the difference between the accumulated pension benefit obligation and the estimated value of pension assets.
The adjustment resulted from an increase in the discount rate assumption used to compute actuarially the cost of the pension obligation.

Other ongoing events which will have an effect on future liquidity are as follows:

/// In November 1994, site plan approval was given by the Town of Braintree Planning Board for the sale of the Company's 35-acre headquarters to Kmart Corporation. Completion of the transaction will greatly improve liquidity, add working capital and provide cash resources for additional investment in growth initiatives.

/// Modifications designed to attract professional sales are being made in all Grossman's stores in the East prior to the 1995 spring selling season. These modifications will focus primarily on merchandise mix changes.

/// Installation of Eastern Division point-of-sale register systems will be completed in 1995 in time for the spring selling season.

/// Subject to site availability, up to four new Contractors' Warehouse stores are planned to open in the Midwest during 1995. The first such store opened in Indianapolis in January.

/// The Company will continue to expand into international markets with a planned second store opening in the Monterrey, Mexico market by its joint venture and exploration of licensing arrangements with international partners.

Triggered by lower than planned 1994 operating performance, in the third quarter the Company reviewed all Eastern Division stores to identify capital which could be redeployed to growth initiatives expected to generate more attractive long-term returns. These initiatives include the aggressive Midwest expansion of the Company's Contractors' Warehouse concept and the continued repositioning of Eastern Division stores to enhance their appeal to target customers. Consideration was given to past and future expectations of individual store and market operating performance, as well as the estimated real estate value of each location. Following this review, at the end of the third quarter, the Company closed 15 stores, nine owned and six leased. A $6.5 million pre-tax charge was recorded related to closing costs, lease expenses, inventory writedowns, other expenses and the expected net recovery of property, plant and equipment. The store closings were completed during the fourth quarter and proceeds from the liquidation of inventory were used to reduce related accounts payable and borrowings under the revolving credit agreement.

During 1993 and 1994, a total of 38 Eastern Division stores were closed. Of the 21 owned stores within this group, one was sold in 1993, eight were sold in 1994, four are under agreement to be sold, and two were designated to be reopened as Mr. 2nd's Bargain Outlets, the first of which recently opened. Net proceeds from the disposal of these properties exceeded $13.6 million in 1994 and remaining unsold properties continue to be actively marketed. It is anticipated that sales of some or all of the remaining properties will occur over a period of years, resulting in a liquidity improvement at the time of each respective sale.

Capital expenditures in 1994 totalled $4.8 million, as compared to $15.0 million in 1993, with $1.5 million related to Project-Pro's, the Company's 80% owned subsidiary which began operations in 1994, and the remainder principally related to Contractors' Warehouse store openings and Eastern Division point-of-sale register systems. Within the Contractors' Warehouse Division, its second Midwest store was opened in Dayton, Ohio in June 1994 and its third store, located in Indianapolis, Indiana, opened shortly after year end 1994. Subject to site availability and financing, up to three more Midwest stores are planned for openings in 1995 and additional stores are planned for future years. In the Eastern Division, the first of the two closed store properties designated for reopening as Mr. 2nd's Bargain Outlets opened in Woonsocket, Rhode Island in December 1994, and the second store is scheduled for a spring 1995 opening in Schenectady, New York.

Reflected in the year end balance sheet are two new ventures; Project-Pro's, an 80% owned consolidated subsidiary, and Construcentro, a 50% owned unconsolidated joint venture. Project-Pro's opened its first three home-improvement showrooms and began operations during 1994. Franchising of the concept to professional contractors began in the fourth quarter. Approximately $2.4 million has been invested in Construcentro, which opened its first store in May 1994 in Monterrey, Mexico, under the name Builder's Mart. The investment in Construcentro has been accounted for under the equity method of accounting. A second store in the Monterrey market is presently planned. Recent economic instability in Mexico, including significant devaluation of the peso, may result in market changes, insufficient sales or supply shortages, at which time expansion plans may be reassessed.

At December 31, 1994, the actuarial assumption for the discount rate used to value pension benefit obligations was changed from 7.0% to 8.5%, on par with current yields for appropriate high-quality debt instruments. As a result, a non-cash adjustment of $10.5 million was recorded reducing the minimum pension liability, the intangible pension asset was reduced by

$552 thousand to equal unrecognized prior service cost, and the difference of $10.0 million was recorded as an increase to stockholders' investment. The minimum liability, intangible asset and adjustment to stockholders' investment will be measured annually and will change based upon interest rate assumptions, changes in the benefit obligation and changes in the value of plan assets.

In 1993, the Company announced an agreement to sell its 35-acre headquarters site in Braintree, Massachusetts to Kmart Corporation. The Town of Braintree Planning Board approved Kmart's site plan in November 1994. Under the terms of the Company's agreement with Kmart, the closing for this transaction is to occur by October 4, 1995, subject to a six-month extension option at Kmart's election. The Company is currently discussing a closing timetable with representatives of Kmart and is unable to predict when this transaction will be consummated. Financial reporting of the transaction will be deferred until sale consummation. Proceeds from the sale will initially be used to reduce borrowings under the revolving term note payable and, in the future, will be used for capital expenditures, operating needs and, if available, retirement of the $16.2 million of 14% Debentures due January 1996.

Inventory at December 31, 1994 totalled $116.6 million, a $5.2 million decrease from the prior year end. Inventory declines as a result of Eastern Division store closings were offset in part by inventory in newly opened Contractors' Warehouse stores. The Eastern Division's automated, integrated replenishment system, with virtually all lines of merchandise now being automatically replenished, contributed to more efficient inventory management in 1994. Also related to the inventory decrease, accounts payable declined by $1.2 million from the prior year end, offset in part due to timing of payments.

Declines in property, plant and equipment reflect the sale of closed store properties offset in part by the capital expenditures described above.
The decline in long-term debt and capital lease obligations also reflect the property sales. Of the total $14.2 million in payments on long-term debt and capital lease obligations, $4.2 million was related to closed store properties. Also impacting capital lease obligations was a decline in capital intensive Eastern Division store renovations. Capital lease additions in 1994 totalled $813 thousand compared to $7.3 million in 1993. Reformatting of stores in 1995 to better serve professional customers is not expected to be capital intensive, due to most changes being related to inventory mix, as opposed to store renovations.

The Company believes that existing funds, funds generated from operations, proceeds to be received from the sale of properties and funds available under the $60 million loan and security agreement will be sufficient to satisfy debt service requirements, to pay other liabilities in the normal course of business and to finance planned capital expenditures.

RESULTS OF OPERATIONS

1994 Compared with 1993

The 1994 net loss of $1.9 million compared to a net loss of $68.3 million in 1993, with non-recurring items occurring in each year. The 1994 results include a $6.5 million provision for the closing of 15 Eastern Division stores. One additional store was closed earlier in the year. The 1993 results include a $34.3 million provision for the closing of 22 Eastern Division stores and a non-cash adjustment to the provision for income taxes of $30.2 million to record a valuation allowance against previously recorded deferred tax assets. Excluding these non-recurring items, operating income improved to $10.7 million in 1994 from $5.2 million in 1993. Negatively impacting the 1994 results were start up costs of the Company's 80% owned subsidiary, Project-Pro's, and the Company's 50% share of initial operating losses of its Mexican joint venture.

The following table shows three year comparative sales results by store type (dollars in millions):

                                             1994      1993      1992
                                            ------    ------    ------
SALES
Grossman's Stores
  Retail Sales                              $287.3    $361.3    $415.2
  Professional Sales                         208.6     235.0     210.8
                                            ------    ------    ------
   Total Grossman's Stores                   495.9     596.3     626.0
Mr. 2nd's Bargain Outlet Stores               43.5      46.2      45.4
Contractors' Warehouse Division              216.8     199.5     162.0
Project-Pro's Inc.                             3.0        NA        NA
                                            ------    ------    ------
     Total Grossman's Inc.                  $759.2    $842.0    $833.4
                                            ======    ======    ======
% OF TOTAL SALES
Grossman's Stores
  Retail Sales                                37.8%     42.9%     49.9%
  Professional Sales                          27.5      27.9      25.3
                                            -------   -------   -------
   Total Grossman's Stores                    65.3      70.8      75.2
Mr. 2nd's Bargain Outlet Stores                5.8       5.5       5.4
Contractors' Warehouse Division               28.5      23.7      19.4
Project-Pro's Inc.                             0.4        NA        NA
                                            -------   -------   -------
     Total Grossman's Inc.                   100.0%    100.0%    100.0%
                                            =======   =======   =======
SALES % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
Grossman's Stores
  Retail Sales                               (20.5)%   (13.0)%   (13.2)%
  Professional Sales                         (11.2)     11.5      38.9
                                            --------  --------  --------
   Total Grossman's Stores                   (16.8)     (4.7)     (0.6)
Mr. 2nd's Bargain Outlet Stores               (5.8)      1.8       6.6
Contractors' Warehouse Division                8.7      23.1      20.9
Project-Pro's Inc.                              NA        NA        NA
                                            --------  --------  --------
     Total Grossman's Inc.                    (9.8)%     1.0 %     3.3 %
                                            ========  ========  ========
COMPARABLE STORE SALES % INCREASE
  (DECREASE) VERSUS PRIOR YEAR
Grossman's Stores
  Retail Sales                                (5.2)%    (7.0)%   (10.8)%
  Professional Sales                          14.5      23.5      40.2
                                            --------  --------  --------
   Total Grossman's Stores                     2.2       2.5       1.7
Mr. 2nd's Bargain Outlet Stores                2.2     (13.0)     (3.3)
Contractors' Warehouse Division               (4.3)      1.0       1.7
Project-Pro's Inc.                              NA        NA        NA
                                            --------  --------  --------
     Total Grossman's Inc.                     0.4 %     1.2 %     1.4 %
                                            ========  ========  ========
NUMBER OF STORES AT YEAR END
Grossman's Stores                               74        90        112
Mr. 2nd's Bargain Outlet Stores                 19        18         18
Contractors' Warehouse Division                 12        11          8
                                            --------  --------  ---------
Total Number of Stores                         105       119        138
                                            ========  ========  =========

                                   22

Total sales results were impacted by Eastern Division store closings and Contractors' Warehouse store openings in both 1993 and 1994.

Within Grossman's stores, comparable store sales results are indicative of the Company's strategy to strengthen the appeal of stores to target customers - contractors, remodelers and serious do-it-yourselfers. Comparable increases in professional sales have offset a decline in retail sales, reflective of increasingly competitive conditions. Contractors' Warehouse comparable store sales results in 1994 were impacted by division-wide promotional activities in March and June 1993, prior to and concurrent with three store openings, and throughout 1994 by a slowing economy in the Southern California market in which 8 of the division's 12 stores operate.

Gross profit declined by $25.8 million as the result of the sales decline and a decline in gross margin from 25.3% in 1993 to 24.6% in 1994. The decline in gross margin reflects the increase in sales mix toward professional sales, including Contractors' Warehouse, from 51.6% of total sales in 1993 to 56.1% in 1994. Overall gross margin reductions will continue as the sales mix continues to shift toward professional customers, who receive discounts from normal retail pricing, and as additional Contractors' Warehouse stores are opened. Contractors' Warehouse stores operate at higher per store sales volume with lower gross margins. Efforts are ongoing to improve margins on products sold to the growing professional sales base, by expanding the inventory product mix in all Grossman's stores prior to the spring selling season. Competitive market conditions and volatile lumber prices, expected to continue in the future, have also impacted retail margins. Competitive conditions continue to cause lumber margins to be below historical levels.

Selling and administrative expenses declined in 1994 by $31.3 million, or 16.1%, reflecting reduced overhead as a result of closed stores and additional Eastern Division staff reductions which occurred in the latter periods of 1993. As a percent of sales, selling and administrative expenses declined from 23.0% in 1993 to 21.4% in 1994. Included in selling and administrative expenses is pension expense, which increased from $1.8 million in 1993 to $4.5 million in 1994 as the result of changes in assumptions used to actuarially determine the pension liability and expense. As a result of assumption changes at December 31, 1994 and a decline in workforce, pension expense in 1995 is expected to decline to $2.3 million. In 1995, additional expenses incurred in the first quarter related to Eastern Division store modifications are expected to be recovered during the balance of the year.

At the end of the third quarter in both 1993 and 1994, non-recurring charges for store closings were recorded to cover costs related to leases, severance and outplacement expenses, inventory writedowns, other anticipated expenses and the net unrecoverable amount of property, plant and equipment. In 1993, the Company closed 22 Eastern Division stores and $34.3 million was provided, and in 1994 15 Eastern Division stores were closed and $6.5 million was provided. One additional store was closed in early 1994. Sales from stores closed represented 20.3% and 5.4%, respectively, of total sales in 1993 and 1994.

Included in operating expenses in 1994 are $5.3 million of expenses related to the development and start-up of Project-Pro's, the Company's 80% owned subsidiary, which opened its first three project centers in 1994. Development activities and expenses should significantly decline in the future, as franchising of Project-Pro's territories began in the 1994 fourth quarter. Store preopening expense, related to Contractors' Warehouse store openings, increased by $200 thousand due to continued openings.

Interest expense declined from $8.4 million in 1993 to $7.4 million in 1994, reflecting a reduction in average borrowings, offset in part by an increase in the average interest rate. In 1995, rising interest rates and an increase in average borrowings until consummation of the Braintree property sale, will result in additional interest expense.

Reflected in the statement of operations in 1994 is a $490 thousand net loss on the operations of Construcentro, the Company's 50% unconsolidated joint venture, which opened its first store, located in Monterrey, Mexico, during the 1994 second quarter. Recent economic instability in the Mexican economy, including devaluation of the peso, may result in market changes, insufficient sales or supply shortages, impacting future results.

In 1993, based on unanticipated operating losses and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of the deferred tax assets to zero. Tax credits recorded earlier in 1993 were also reversed, resulting in a provision for income taxes of $30.2 million. In 1994, income taxes were insignificant.

Other than the effects of unstable lumber prices, as previously discussed, the Company's business was not materially affected by inflation in any of the years presented.


1993 Compared with 1992

The 1993 net loss of $68.3 million compared to net income of $6.2 million in 1992. The 1993 results included a $34.3 million provision for store closings and a non-cash adjustment of $30.2 million to deferred tax assets.

In both 1992 and 1993, the Company's strategy was to emphasize sales to the professional customer. In both years, comparable retail sales declines were offset by comparable professional sales increases. In 1993, Eastern Division retail sales declines; however, were not fully offset by professional sales increases. Sales in the first four months of 1993 were negatively affected by severe weather conditions and prolonged wet ground conditions, partially offset by sales improvements in subsequent months.

Gross margin declined from 26.8% in 1992 to 25.3% in 1993. Throughout 1993, margin declines occurred as the result of the increase in sales to professional customers, who receive discounts from normal retail pricing, and the growth in Contractors' Warehouse stores, which operate at higher per stores sales volume with lower gross margins. Margin declines were also due to competitive market conditions and rising lumber prices. Economic and competitive conditions did not fully allow these price increases to be passed on to customers. Gross profit declined from $223.4 million in 1992 to $212.9 million in 1993, reflecting the combination of the overall sales and gross margin declines.

Operating losses during the first quarter, which are normal due to the seasonality of the Company's business, were higher in 1993 due to the severe weather conditions in the Northeast and West, the Company's two principal operating markets. In the first quarter of 1993, the operating loss was $11.3 million, compared to a $4.8 million loss in the comparable period of 1992. In the 1993 second quarter, as conditions improved, operating income of $11.7 million compared favorably to the 1992 level of $10.7 million.

In the 1993 third quarter, the Company's operating income prior to recognition of store closing expense was $2.9 million, as compared to $9.8 million for the same period in 1992. The decline in operating income was principally due to Eastern Division store results. Steps taken to react to diminishing store performance, including price reductions, inventory management, and promotional activities, did not counteract the declining operational results, particularly in those stores most greatly affected by competition. As the third quarter progressed, management performed a review of each Eastern Division store and a determination was made to close 22 marginally performing stores. Store closing expense of $34.3 million was provided at the end of the quarter to cover costs related to the leases of 11 of the stores to be closed, severance and outplacement expenses, inventory writedowns, other expenses and the expected net recovery of property, plant and equipment.

Selling and administrative expenses in 1993 approximated the 1992 level, but varied significantly by quarter, with a first quarter increase of $3.6 million, a second quarter decrease of $2.6 million, a third quarter increase of $2.2 million and a fourth quarter decrease of $3.3 million. The first quarter increase was primarily due to activities in support of strategic initiatives. Expenses related to these activities were higher in the second quarter of 1992 than in the same period in 1993, the principal reason for the second quarter decline. At the end of the second quarter, the Company announced a restructuring of the Eastern Division, largely as a result of the continued implementation of the automated replenishment system. In the third quarter of 1993, staff reductions were effected and selling and administrative expenses included severance payments, outplacement services and other expenses related to the restructuring, resulting in the overall expense increase.

Depreciation and amortization increased by $1.8 million in 1993, related to ongoing capital spending in support of strategic initiatives. Preopening expense, associated with the development, opening, expansion and modernization of stores, decreased from $3.5 million in 1992 to $630 thousand in 1993, as the result of a curtailment of the repositioning of Eastern Division stores. Interest expense remained relatively constant from 1992 to 1993. Interest expense savings related to the retirement of high-interest rate debt were offset by $1.3 million of interest expense on borrowings under the Company's revolving credit agreement. There were no revolving credit borrowings in 1992.

At September 30, 1993, based upon unanticipated operating losses and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of deferred tax assets to zero. Tax credits recorded earlier in 1993 were also reversed, resulting in a total provision for income taxes of $30.2 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
Grossman's Inc.

We have audited the accompanying consolidated balance sheets of Grossman's Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1994. Our audits included the financial statement schedule listed in the index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grossman's Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                       ERNST & YOUNG LLP



Boston, Massachusetts
January 31, 1995

                    GROSSMAN'S INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)


                                                       December 31,
                                               -------------------------
                                                   1994         1993
                                               -----------   -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                        $  3,034     $  2,163
 Receivables, less allowance of
  $4,157 in 1994 and $5,212 in 1993
  for doubtful accounts                             19,449       20,751
 Inventories                                       116,602      121,820
 Other current assets                                9,048        9,860
                                                  ---------    ---------
   Total current assets                            148,133      154,594


PROPERTY, PLANT AND EQUIPMENT
 Land                                               24,128       25,740
 Buildings and leasehold improvements               95,325      103,949
 Machinery and equipment                            54,214       59,009
 Construction in progress                            2,665        1,222
                                                  ---------    ---------
                                                   176,332      189,920
 Accumulated depreciation and
  amortization                                     (61,435)     (59,756)
                                                  ---------    ---------
                                                   114,897      130,164
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                            1,896          486
OTHER ASSETS                                         1,694        2,204
                                                  ---------    ---------
TOTAL ASSETS                                      $266,620     $287,448
                                                  =========    =========



                                                     December 31,
                                             ---------------------------
                                                 1994           1993
                                             ------------   ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities        $ 89,816      $102,616
 Accrued interest                                   1,555         2,174
 Current portion of long-term debt and
  capital lease obligations                        13,278        14,978
                                                 ---------     ---------
   Total current liabilities                      104,649       119,768

REVOLVING TERM NOTE PAYABLE                        29,888        23,238
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS       30,039        41,267
PENSION LIABILITY                                   4,348        15,199
OTHER LIABILITIES                                  17,051        15,608
                                                 ---------     ---------
   Total liabilities                              185,975       215,080

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value:
  Shares authorized - 50,000
  Shares issued - 26,137 in 1994 and 1993             261           261
 Additional paid-in-capital                       155,840       155,852
 Retained earnings (deficit)                      (64,008)      (62,103)
 Minimum pension liability                        (10,576)      (20,528)
 Less 359 shares in 1994 and 458 shares
  in 1993 in treasury, at cost                       (872)       (1,114)
                                                 ---------     ---------
   Total stockholders' investment                  80,645        72,368
                                                 =========     =========

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $266,620      $287,448
                                                 =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)

                                            Year Ended December 31,
                                      ---------------------------------
                                         1994         1993         1992
                                         ----         ----         ----
                                                   (53 weeks)
SALES                                  $759,156     $841,974     $833,370
COST OF SALES                           572,095      629,089      609,980
                                       ---------    ---------    ---------
  Gross Profit                          187,061      212,885      223,390

OPERATING EXPENSES
  Selling and administrative            162,387      193,662      193,755
  Depreciation and amortization          12,625       13,433       11,655
  Store closing expense                   6,500       34,263           -
  Preopening expense                      1,378          630        3,492
                                       ---------    ---------    ---------
                                        182,890      241,988      208,902
                                       ---------    ---------    ---------
OPERATING INCOME (LOSS)                   4,171      (29,103)      14,488

OTHER EXPENSES (INCOME)
   Interest expense                       7,376        8,422        8,275
   Other                                 (1,578)         595       (3,839)
                                       ---------    ---------    ---------
                                          5,798        9,017        4,436
EQUITY IN NET LOSS OF UNCONSOLIDATED
 AFFILIATE                                  490           -            -
                                       ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES        (2,117)     (38,120)      10,052
PROVISION (CREDIT) FOR INCOME TAXES        (212)      30,228        3,820
                                       ---------    ---------    ---------
NET INCOME (LOSS)                      $ (1,905)    $(68,348)    $  6,232
                                       =========    =========    =========
NET INCOME (LOSS) PER COMMON SHARE
(PRIMARY AND FULLY DILUTED)            $  (0.07)    $  (2.66)    $   0.24
                                       =========    =========    =========

WEIGHTED AVERAGE SHARES AND EQUIVALENT
  SHARES OUTSTANDING
  Primary                                25,752       25,661       26,193
                                       =========    =========    =========

  Fully Diluted                          25,752       25,661       26,241
                                       =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                               Year Ended December 31,
                                             ----------------------------
                                               1994      1993      1992
                                             --------  -------- --------
OPERATING ACTIVITIES
Net income (loss)                            $ (1,905) $(68,348) $  6,232
Adjustments to reconcile net income (loss)
 to net cash (used for) provided by
 operating activities:
  Depreciation and amortization                12,625    13,433    11,655
  Deferred income taxes                            -     30,228     2,620
  Amortization of discount on Zero Coupon
   Notes                                           -         -      1,321
  Net gain on disposals of property              (364)     (215)   (4,159)
  Provision for losses on accounts receivable   1,300     2,911     1,944
  Provision for store closing                   5,100    19,069        -
  Undistributed loss of unconsolidated
   affiliate                                      490        -         -
  (Increase) decrease in assets:
   Receivables                                      2    (2,011)   (3,952)
   Inventories                                  5,218     1,410   (13,415)
   Other assets                                (2,007)      948    (1,525)
  Increase (decrease) in accounts payable
   and accrued and other liabilities          (19,614)   (5,643)    4,161
                                             --------- --------- ---------
     Total adjustments                          2,750    60,130    (1,350)
                                             --------- --------- ---------
  NET CASH (USED FOR) PROVIDED BY OPERATING
   ACTIVITIES                                     845    (8,218)    4,882

INVESTING ACTIVITIES
Capital expenditures                           (4,801)  (15,050)  (21,702)
Proceeds from sales of property, net           13,589     1,014     5,787
Investment in unconsolidated affiliate         (1,900)     (486)       -
                                             --------- --------- ---------
 NET CASH (USED FOR) PROVIDED BY INVESTING
  ACTIVITIES                                    6,888   (14,522)  (15,915)

FINANCING ACTIVITIES
Payments on long-term debt and capital
 lease obligations                            (14,164)  (27,637)  (22,557)
Proceeds from mortgage financings                 422     6,974        -
Net borrowings from revolving term note
 payables                                       6,650    23,238        -
Issuance of common stock                          230       221       262
                                              -------- --------- ---------
 NET CASH (USED FOR) PROVIDED BY FINANCING
  ACTIVITIES                                   (6,862)    2,796   (22,295)
                                              -------- --------- ---------
Net increase (decrease) in cash and cash
 equivalents                                      871   (19,944)  (33,328)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                         2,163    22,107    55,435
                                             --------- --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  3,034  $  2,163  $ 22,107
                                             ========= ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

                     GROSSMAN'S INC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' INVESTMENT
                  (in thousands, except per share data)

             Common
             Stock
             $.01  Additional   Retained   Minimum              Total
              Par   Paid-In-    Earnings   Pension  Treasury Stockholders'
             Value  Capital     (Deficit) Liability  Stock    Investment
             ----- ---------- ----------- --------- -------- ------------
Balance at
January 1,
1992          $261  $155,865    $    13   $     -    $(1,610)    $154,529

Net income                        6,232                             6,232

Exercise of
stock options            (13)                            259          246

Issuance of
treasury stock             5                              11           16
              ----  ---------   --------  ---------  --------    ---------
Balance at
December 31,
1992           261   155,857      6,245         -     (1,340)     161,023

Net (loss)                      (68,348)                          (68,348)

Exercise of
stock options            (10)                            215          205

Issuance of
treasury stock             5                              11           16

Minimum
pension
liability                                  (20,528)               (20,528)
              ----  --------   ---------  ---------  --------    ---------
Balance at
December 31,
1993           261   155,852    (62,103)   (20,528)   (1,114)      72,368

Net (loss)                       (1,905)                           (1,905)

Exercise of
stock options            (12)                            242          230

Minimum
pension
liability                                    9,952                  9,952
              ----  ---------  ---------  ---------  --------    ---------
Balance at
December 31,
1994          $261  $155,840   $(64,008)  $(10,576)  $  (872)    $ 80,645
              ====  =========  =========  =========  ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GROSSMAN'S INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
- ---------------------------
The consolidated financial statements present the results of operations, financial position and cash flows of Grossman's Inc. and its subsidiaries (the "Company"). The investment in an unconsolidated affiliate is accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

Fiscal Periods
- --------------
The Company's year end is December 31. The Company records activity in quarterly accounting periods of equal length ending on the last Saturday of each quarter. Differences in amounts presented and those which would have been presented using actual quarter-end dates are not material.

Fiscal years 1994 and 1992 contained 52 weeks while fiscal year 1993 contained 53 weeks. The additional week in 1993 was included in the fourth quarter.

Cash Equivalents
- ----------------
All highly liquid investments, with a maturity of three months or less at date of purchase, are considered to be cash equivalents.

Accounts Receivable
- -------------------
Credit is extended on open account to qualified contractors and remodelers.

Finance charge income, included in other income, amounted to $513.0 thousand, $587.4 thousand and $619.6 thousand in 1994, 1993 and 1992, respectively.

Inventories
- -----------
Merchandise inventories are valued at the lower of cost, as determined by the average cost method, or market.

Property, Plant and Equipment
- -----------------------------
Property, plant and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements, which range up to 20 years. Ranges of useful lives by principal classification for property, plant and equipment are as follows:

   Buildings                                                 20 - 33 years
   Machinery and equipment                                    3 -  7 years
   Furniture and fixtures                                     3 - 10 years

- ----------------------------------------------------

Accrued Insurance Claims
- ------------------------
Insurance coverage is maintained for general liability and workers' compensation risks under contractual arrangements which retroactively adjust premiums for claims paid subject to specified limitations. Expenses associated with such risks are accrued as amounts required to cover incurred incidents can be estimated.

Leases
- ------
Capital leases, those leases which transfer substantially all benefits and risks of ownership, are accounted for as acquisitions of assets and incurrences of obligations. Capital lease amortization is included in depreciation and amortization expense, with the amortization period restricted to the lease term. Interest on the related obligation is recognized over the lease term at a constant periodic rate.

Income Taxes
- ------------
Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the determination cannot be made that it is more likely than not that some portion or all of the related tax asset will be realized.

Pension Plan
- ------------
A noncontributory retirement plan is sponsored for the benefit of substantially all employees. Pension costs are funded in accordance with the Employee Retirement Income Security Act. Prior service costs, the unrecognized net transition asset, and gains and losses, whether realized or unrealized, are amortized over estimated average remaining service periods.

Preopening Expense
- ------------------
Expenses associated with the opening of new stores and facilities and the expansion or major remodeling of existing stores are expensed as incurred.

Store Closing Expense
- ---------------------
Store closing costs, net of amounts expected to be recovered, are recorded when the decision to close a store is made. Store closing costs include estimated losses, lease payments, other expenses and the net unrecoverable amount from sales of property, plant and equipment.

Earnings Per Common Share
- -------------------------
Earnings per common share are computed based on the weighted average number of common shares outstanding, less shares in treasury, plus common share equivalents attributable to stock options, when dilutive.

- ----------------------------------------------------

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

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                   December 31,
                                         --------------------------------
                                             1994                1993
                                         ------------        ------------
Accounts payable                           $ 59,383           $ 60,607
Accrued salaries, wages,
 commissions and related taxes                6,007              8,155
Accrued income and franchise taxes              844                734
Accrued taxes other than income and
 franchise                                    3,107              4,809
Accrued store closing costs                   2,240              8,343
Accrued insurance                            10,618             10,273
Other accrued liabilities                     7,617              9,695
                                           --------           --------
                                           $ 89,816           $102,616
                                           ========           ========

NOTE 3 - REVOLVING TERM NOTE PAYABLE
- ------------------------------------

On December 15, 1993, the Company entered into a loan and security agreement with BankAmerica Business Credit, Inc., which provides for borrowings up to $60 million, including letters of credit up to $15 million, under a formula based arrangement based on a percentage of qualified inventory and accounts receivable. Borrowings pursuant to this agreement are secured by inventories, receivables and certain other assets. At December 31, 1994, cash borrowings under this agreement totalled $29.9 million and outstanding standby letters of credit, issued in the normal course of business, principally to guaranty payment of insurance obligations, totalled $9.7 million. The agreement has a three-year term, with one-year renewal periods thereafter. Interest is payable monthly at 1% over Prime Rate (8.5% at December 31, 1994), with a Eurodollar option available for borrowings in excess of $5 million. The agreement also provides for a 1/2% per annum commitment fee on the average daily unused amount under $50 million. The agreement grants the lender rights to seek to increase or decrease the percentages loaned upon, which

- ------------------------------------------------

may affect availability, and contains various covenants which, among other things, require minimum levels of net worth, establish minimum interest and fixed charge coverage ratios, and establish maximum levels of capital expenditures.

The maximum borrowings and letters of credit in 1993, under this agreement, were $23.2 million and $12.1 million, respectively. The maximum borrowings and letters of credit in 1994, under this agreement, were $39.3 million and $13.1 million, respectively. The weighted average annual interest rate on such borrowings in 1993 and 1994 was 7.0% and 7.5%, respectively.

Upon entering into the loan and security agreement, the Company's prior revolving credit agreement with a group of banks was terminated. The maximum borrowings in 1993 under the prior revolving credit agreement was $36.0 million. The weighted average annual interest rate on such borrowings was 5.9%.

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
- -----------------------------------------------------

Long-term debt and capital lease obligations consist of the following (in thousands):

                                                  December 31,
                                       ----------------------------------
                                           1994                 1993
                                       --------------      --------------
14% Debentures, due January 1, 1996       $16,201              $16,201
Mortgage notes                             15,759               22,638
Capital lease obligations                  11,357               17,406
                                          -------              -------
                                           43,317               56,245
Less current portion                       13,278               14,978
                                          -------              -------
                                          $30,039              $41,267
                                          =======              =======

Interest on the 14% Debentures is payable semi-annually on January 1 and July 1. At any time prior to maturity, upon 30 days notice, the Company may redeem the 14% Debentures, in whole or in part, on any interest payment date, at 100% of principal (in minimum amounts of $5 million), plus a yield maintenance premium based upon quoted Treasury Constant Maturity Series yields.

Mortgage notes bear interest at a weighted average rate of 10.0% and are secured by real estate and equipment with a net book value of $32.3 million at December 31, 1994. The 14% Debentures, mortgage notes and certain lease agreements contain various covenants which, among other things, restrict dividends and distributions on and repurchases of Common Stock; require specified levels of net worth; limit capital expenditures; restrict liens, the incurrence of indebtedness and lease obligations; and

- -----------------------------------------------------------------

restrict loans and investments. Under the most restrictive of these agreements, the Company had no retained earnings available for the payment of dividends at December 31, 1994.

As of December 31, 1994, long-term debt maturities in each of the next five fiscal years and thereafter are as follows (in thousands):

                             14% Debentures      Mortgage Notes
                             --------------      --------------
Year Ending December 31,
             1995                $    -              $ 6,668
             1996                 16,201                 861
             1997                     -                  818
             1998                     -                  788
             1999                     -                  823
             Thereafter               -                5,801
                                 -------             -------
                                 $16,201             $15,759
                                 =======             =======

Interest paid during 1994, 1993 and 1992 amounted to (in thousands) $7,995, $7,639 and $8,286, respectively.


NOTE 5 - LEASE COMMITMENTS (IN THOUSANDS)
- -----------------------------------------

Leases have been entered into for certain retail locations, office space, equipment and vehicles. The fixed terms of the leases range up to fourteen years and, in general, leases for retail locations contain multiple renewal options for various periods between one and ten years. Certain leases contain provisions which include additional payments based upon sales performance, operating and real estate tax escalations and purchase options.

Total rent expense charged to operations during 1994, 1993 and 1992 amounted to $5,698, $7,615 and $8,819, respectively. Total contingent rentals included in rent expense were $757, $923 and $999, respectively.

Included in property, plant and equipment as of December 31, 1994 and 1993 is $32,158 and $36,359, respectively, of machinery and equipment under capital leases. The related accumulated amortization is $23,673 and $24,049, respectively. Capital lease additions for machinery and equipment totalled $813 in 1994, $7,238 in 1993 and $2,739 in 1992.

- -----------------------------------------------------

Future minimum lease payments in each of the next five years and thereafter are as follows:

                                     Capital Leases     Operating Leases
                                     --------------     ----------------
Year Ending December 31,
     1995                                $ 7,155             $ 5,341
     1996                                  3,234               4,713
     1997                                  1,289               4,027
     1998                                    654               3,194
     1999                                     86               1,886
     Thereafter                              171               2,603
                                      --------------      --------------
Total minimum lease payments              12,589             $21,764
Less imputed interest                      1,232          ==============
                                      --------------
Present value of net minimum
   lease payments                         11,357
Less current portion                       6,610
                                      --------------
Long-term capital lease obligations      $ 4,747
                                      ==============

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
- --------------------------------------------

Fair values are estimated based on the following assumptions: cash and cash equivalents are reported in the balance sheet at amounts which approximate fair value; and the carrying values of long-term debt and revolving term note payable are estimated using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values are as follows (in thousands):

                                                December 31,
                                ----------------------------------------
                                        1994                 1993
                                -------------------  -------------------
                                Carrying Estimated   Carrying Estimated
                                 Amount  Fair Value   Amount  Fair Value
                                -------- ----------  -------- ----------
Revolving term note payable     $29,888   $29,888    $23,238    $23,238
14% Debentures, due
 January 1, 1996                 16,201    17,000     16,201     18,900
Mortgage notes                   15,759    15,800     22,638     23,900
                                -------   -------    -------    -------
                                $61,848   $62,688    $62,077    $66,038
                                =======   =======    =======    =======

NOTE 7 - SALE OF PROPERTY
- -------------------------

In October 1993, the Company announced an agreement for the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation. The Town of Braintree Planning Board approved Kmart's site plan in November 1994. Under the terms of the Company's agreement with Kmart, the closing for this transaction is to occur by October 4, 1995, subject to a six-month extension option at Kmart's election. The Company is currently discussing a closing timetable with representatives of Kmart and is unable to predict when this transaction will be consummated.


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


NOTE 9 - EMPLOYEE BENEFIT PLANS
- -------------------------------

A noncontributory defined benefit pension plan, the Grossman's Inc. Retirement Plan (the "Retirement Plan"), is sponsored covering substantially all employees. Employees are eligible to participate in the Retirement Plan at age 21 with one year of service. Benefits through 1990 are based upon years of service multiplied by a percentage of reference earnings. Beginning in 1991, the benefit is based upon annual reference earnings.

- -------------------------------------------

The components of net periodic pension cost are as follows (in thousands):

                                                Year Ended December 31,
                                              --------------------------
                                               1994      1993      1992
                                              ------    ------    ------
Service cost for the year                    $ 1,942   $ 1,376   $ 1,325
Interest accrued on projected benefit
 obligation                                    4,724     4,277     3,896
Return on plan assets                         (4,244)   (4,019)   (2,894)
Net amortization and deferral                  2,120       180      (661)
                                             --------  --------  --------
    Net periodic pension cost for the year   $ 4,542   $ 1,814   $ 1,666
                                             ========  ========  ========

The funded status of the Retirement Plan is as follows (in thousands):

                                                         December 31,
                                                    ----------------------
                                                        1994      1993
                                                       ------    ------
Actuarial present value of projected
 benefit obligation:
 Vested employees                                     $ 51,752   $ 61,823
 Non-vested employees                                      827      1,766
                                                      ---------  ---------
Accumulated benefit obligation                          52,579     63,589
Impact of future salary increases                        2,011      3,480
                                                      ---------  ---------
Projected benefit obligation for service rendered
 to date                                                54,590     67,069
Market value of plan assets, primarily cash
 equivalents and publicly traded stocks and bonds       48,231     48,390
                                                      ---------  ---------
Projected benefit obligation in excess of
 plan assets                                             6,359     18,679
Items not yet recognized in earnings:
 Unrecognized net transition asset                       1,272      1,795
 Unrecognized prior service cost                          (858)    (1,410)
 Adjustment required to recognize minimum liability     11,434     21,938
 Unrecognized net loss                                 (13,859)   (25,803)
                                                      ---------  --------
    Pension liability                                 $  4,348   $ 15,199
                                                      =========  ========

Statement of Financial Accounting Standards No. 87 ("FAS 87") requires the recognition of a minimum liability, to the extent that actuarially computed plan benefits exceed the fair value of plan assets, and the recognition of a related intangible asset, to the extent of any unfunded prior service cost. In 1993, the discount rate assumption was changed from 9.5% to 7.0%, resulting in a December 31, 1993 adjustment of $21,938 thousand, reducing the prepaid pension asset and establishing a minimum liability of $15,199 thousand. An intangible asset of $1,410 thousand was also recorded, equal to unrecognized prior service cost. The difference

- -------------------------------------------
between the minimum pension liability adjustment and the intangible asset was charged to stockholders' investment. The increase in net periodic pension cost from 1993 to 1994 was principally attributable to the discount rate assumption decrease at year end 1993. As of December 31, 1994, in accordance with the guidelines of FAS 87, the discount rate assumption was reevaluated and changed to 8.5%. As a result, an adjustment of $10,504 thousand was recorded to reduce the minimum pension liability, the intangible asset was reduced by $552 thousand to equal unrecognized prior service cost, and the difference of $9,952 thousand was credited to stockholders' investment.

Assumptions used by the Retirement Plan's actuaries to develop the funded status of the Retirement Plan under the unit credit actuarial cost method are as follows:

                                                    1994    1993    1992
                                                   ------  ------  ------
Discount rate                                        8.5%    7.0%    9.5%
Expected long-term rate of return on assets          9.0     9.0    10.0
Rate of general wage increase                        4.5     4.5     4.5

A savings plan is also sponsored for the benefit of substantially all employees. The plan provides that employees may contribute up to 14% of their compensation, with a fully vested Company match of a portion of the contribution. The Company contributed $552 thousand in 1994, $574 thousand in 1993 and $555 thousand in 1992 to the plan.


NOTE 10 - OTHER LIABILITIES
- ---------------------------

Other long-term liabilities consist of the following (in thousands):

                                                     December 31,
                                               -----------------------
                                                  1994         1993
                                               ----------   ----------
Accrued insurance claims                         $ 8,014      $ 9,424
Accrued store closing costs                        8,307        5,418
Other accrued liabilities                            730          766
                                                 -------      -------
                                                 $17,051      $15,608
                                                 =======      =======

Standby letters of credit which guarantee general liability and workers' compensation insurance claims are outstanding under the Company's revolving term note payable.

NOTE 11 - EMPLOYEE STOCK OPTION PLANS
- -------------------------------------

A nonqualified stock option plan covers officers and other key management employees ("1986 Plan"). The 1986 Plan provides for nonqualified options to purchase a total of 3,750,000 shares of Common Stock.

A nonqualified stock option plan covers key management employees who are not officers ("1993 Plan"). The 1993 Plan provides for nonqualified options to purchase a total of 600,000 shares of Common Stock, with a maximum of 5,000 shares per employee. The maximum number of options which may be granted in any calendar year is 300,000.

A summary of option transactions is as follows:

                                          Year Ended December 31,
                              ------------------------------------------
                                   1994           1993           1992
                                ----------     ----------     ----------
Options outstanding, January 1   3,312,700      2,932,500      1,848,000

Options granted                    668,300        915,300      1,611,000
Price range                    $2.25-$3.88    $2.75-$4.38    $3.63-$4.50

Options exercised                   99,500         88,000        106,250
Price range                    $      2.31    $      2.31    $      2.31

Options cancelled                  927,400        447,100        420,250
Price range                    $2.31-$4.50    $2.31-$4.50    $2.31-$4.50
                              ------------   ------------   ------------

Options outstanding,
 December 31                     2,954,100      3,312,700      2,932,500
Price range                    $2.25-$4.50    $2.31-$4.50    $2.31-$4.50
                              ============   ============   ============

Options exercisable,
 December 31                     1,640,000      1,376,500        867,917
Price range                    $2.31-$4.50    $2.31-$4.50    $2.31-$3.75
                              ============   ============   ============

All options granted are ten-year nonqualified options and were granted at market value. Of the options outstanding at December 31, 1994, 200,000 were exercisable when issued, and the balance become exercisable in either three or four equal annual installments following the respective dates of grant. All outstanding options become exercisable upon a change in control, as defined in the option agreements. At December 31, 1994, 4,056,250 shares of Common Stock were reserved for future issuance under the plans.

NOTE 12 - INCOME TAXES
- ----------------------

Income taxes are accounted for in accordance with statement of Financial Accounting Standards No. 109-Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards to the extent that management assesses the utilization of such net operating loss carryforwards to be more likely than not. The statement also requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, management cannot make a determination that it is more likely than not that some portion or all of the related tax benefits will be realized. Furthermore, the statement requires that a valuation allowance be established or adjusted if a change in circumstances causes a change in judgment about the future realizability of the deferred tax assets.

At December 31, 1992, deferred tax assets were recorded totalling $30.2 million, with no related valuation allowance, based upon management's assessment at that time that taxable income would more likely than not be sufficient to utilize fully the net operating loss carryforwards prior to their ultimate expiration in the year 2001. At September 30, 1993, based upon unanticipated 1993 operating results and a reassessment of future expectations, the Company established a valuation allowance to reduce the carrying value of deferred tax assets to zero.

At December 31, 1994, the Company has net operating loss carryforwards of $117 million, expiring as follows: 1998-$15 million, 1999-$28 million, 2000-$23 million, 2001-$15 million, 2008-$28 million and 2009-$8 million.

The provision (credit) for income taxes consists of the following (in thousands):

                                Year Ended December 31,
                             -----------------------------
                               1994       1993      1992
                             --------   --------  --------
Federal
  Current                      $  -     $    -     $  240
  Deferred                        -      27,046     2,977
                               -----    --------   -------
                                  -      27,046     3,217

State
  Current                        319         -        960
  Deferred                      (531)     3,182      (357)
                               ------   --------   -------
                                (212)     3,182       603
                               ------   --------   -------
                               $(212)   $30,228    $3,820
                               ======   ========   =======

- ----------------------------------

The difference between income taxes at the Company's effective tax rate and the U.S. federal statutory rate is as follows (in thousands):

                                               Year ended December 31,
                                            ------------------------------
                                              1994        1993      1992
                                            --------    --------  --------
U.S. federal income tax (benefit) at
 statutory rate                              $(720)     $(12,961)  $3,418
1993 taxable losses for which tax
 benefits were not recognized                   -         12,961       -
Valuation allowance for deferred tax
 assets                                        720        30,228       -
Other items                                     -            -       (201)
                                             ------     ---------  -------
  Total federal                                 -         30,228    3,217
State and other local income taxes (benefit)  (212)           -       603
                                             ------     ---------  -------
                                             $(212)     $ 30,228   $3,820
                                             ======     =========  =======

Deferred income taxes reflect the future tax benefits attributable to net operating loss carryforwards and temporary differences as follows (in thousands):

                                                         December 31,
                                                    ----------------------
                                                       1994        1993
                                                    ----------  ----------
Net operating loss carryforwards                     $ 40,940    $ 38,299
Allowance for doubtful accounts                         1,480       1,615
Accrued store closing costs                             3,492       5,685
Depreciation                                           (1,839)     (1,789)
Other                                                  (1,097)        (16)
                                                     ---------   ---------
                                                       42,976      43,794
Less valuation allowance                              (42,976)    (43,794)
                                                     ---------   ---------
Deferred income taxes                                $     -     $     -
                                                     =========   =========

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

The Company believes; however, that IRS challenges that would limit the utilization of available net operating loss carryforwards are unlikely, and that the adjustments to tax liability, if any, for years through 1994 will not have a material adverse effect on the Company's financial position.

Income and franchise taxes paid in 1994, 1993 and 1992 amounted to (in thousands) $423, $920 and $1,158, respectively.

NOTE 13 - INVESTMENT IN UNCONSOLIDATED AFFILIATE
- ------------------------------------------------

The Company has a 50% interest in a Mexican retailer of building materials and related products. The joint venture was formed in 1993 and began operations in 1994. Summarized financial information for this joint venture is as follows (in thousands):

                                          December 31, 1994
                                          -----------------
Assets:
 Current assets                                $ 5,139
 Other assets                                    2,033
                                               --------
  Total assets                                 $ 7,172
                                               ========

Liabilities and Equity:
 Current liabilities                           $ 3,878
 Equity                                          3,294
                                               --------
  Total liabilities and equity                 $ 7,172
                                               ========

Company's share of equity                      $ 1,647
                                               ========

                                             Year Ended
                                          December 31, 1994
                                          -----------------
Gross revenue                                  $ 9,248
Cost of sales and expenses                      10,228
                                               --------
Net (loss)                                     $  (980)
                                               ========

Company's interest in net (loss)               $  (490)
                                               ========

Expenses include $251 reimbursed to the Company for technical support provided to the joint venture in 1994.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected quarterly financial data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of
Operations. Certain amounts in individual quarters have been reclassified to conform with year end presentation.

                                             1994
                   -------------------------------------------------------
                               Three Months Ended
                   ---------------------------------------------
                      March 31  June 30 September 30 December 31 Full Year
(in thousands, except per share data)
__________________________________________________________________________
SALES                  $135,076  $220,145  $226,111   $177,824  $759,156
COST OF SALES           101,465   165,105   171,124    134,401   572,095
                       --------  --------  --------   --------  --------
  Gross Profit           33,611    55,040    54,987     43,423   187,061
OPERATING EXPENSES
  Selling and
   administrative        37,335    42,826    43,130     39,096   162,387
  Depreciation and
   amortization           3,157     3,213     3,214      3,041    12,625
  Store closing expense      -         -      6,500         -      6,500
  Preopening expense        192       440       103        643     1,378
                       --------- --------- ---------  --------- ---------
                         40,684    46,479    52,947     42,780   182,890
                       --------- --------- ---------  --------- ---------
OPERATING INCOME
 (LOSS)                  (7,073)    8,561     2,040        643     4,171
OTHER EXPENSES (INCOME)
  Interest expense        1,881     1,903     1,837      1,755     7,376
  Other                    (257)     (595)     (514)      (212)   (1,578)

                       --------- --------- ---------  --------- ---------
                          1,624     1,308     1,323      1,543     5,798
EQUITY IN NET LOSS
 OF UNCONSOLIDATED
 AFFILIATE                   -         82       156        252       490
                       --------- --------- ---------  --------- ---------
INCOME (LOSS) BEFORE
 INCOME TAXES            (8,697)    7,171       561     (1,152)   (2,117)
PROVISION (CREDIT)
 FOR INCOME TAXES          (870)      717        56       (115)     (212)
                       --------- --------- ---------  --------- ---------
NET INCOME (LOSS)      $ (7,827) $  6,454  $    505   $ (1,037) $ (1,905)
                       ========= ========= =========  ========= =========
NET INCOME (LOSS)
 PER COMMON SHARE
 (PRIMARY AND
 FULLY DILUTED)        $  (0.30) $   0.25  $   0.02   $  (0.04) $  (0.07)
                       ========= ========= =========  ========= =========
WEIGHTED AVERAGE
 SHARES AND EQUIVALENT
 SHARES OUTSTANDING
  Primary                25,725    26,134    25,823     25,762    25,752
                       ========= ========= =========  ========= =========
  Fully Diluted          25,725    26,134    25,899     25,762    25,752
                       ========= ========= ========= =========  =========

The following selected quarterly financial data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of
Operations. Certain amounts in individual quarters have been reclassified to conform with year end presentation.

                                                   1993
                   -------------------------------------------------------
                         Three Months Ended
                   ---------------------------------------------
                       March 31 June 30 September 30 December 31 Full Year
(in thousands, except per share data)                (14 Weeks) (53 Weeks)
__________________________________________________________________________
SALES                  $141,562  $253,105  $247,671    $199,636  $841,974
COST OF SALES           102,530   186,879   189,099     150,581   629,089
                       --------- --------- ---------   --------- ---------
  Gross Profit           39,032    66,226    58,572      49,055   212,885
OPERATING EXPENSES
  Selling and
   administrative        46,902    50,797    52,053      43,910   193,662
  Depreciation and
   amortization           3,020     3,442     3,617       3,354    13,433
   Store closing expense     -         -     34,263          -     34,263
  Preopening expense        391       239        -           -        630
                       --------- --------- ---------   --------- ---------
                         50,313    54,478    89,933      47,264   241,988
                       --------- --------- ---------   --------- ---------
OPERATING INCOME
 (LOSS)                 (11,281)   11,748   (31,361)      1,791   (29,103)
OTHER EXPENSES (INCOME)
  Interest expense        1,922     2,110     2,233       2,157     8,422
  Other                     (19)      472       271        (129)      595
                      --------- --------- ---------   --------- ---------
                          1,903     2,582     2,504       2,028     9,017
EQUITY IN NET LOSS
 OF UNCONSOLIDATED
 AFFILIATE                  -         -         -           -         -
                       --------- --------- ---------   --------- ---------
INCOME (LOSS) BEFORE
 INCOME TAXES           (13,184)    9,166   (33,865)       (237)  (38,120)
PROVISION (CREDIT)
 FOR INCOME TAXES        (5,010)    3,483    31,755          -     30,228
                       --------- --------- ---------   --------- ---------
NET INCOME (LOSS)      $ (8,174) $  5,683  $(65,620)   $   (237) $(68,348)
                       ========= ========= =========   ========= =========
NET INCOME (LOSS)
 PER COMMON SHARE
 (PRIMARY AND
 FULLY DILUTED)        $  (0.32) $   0.22  $  (2.56)   $  (0.01) $  (2.66)
                       ========= ========= =========   ========= =========
WEIGHTED AVERAGE
 SHARES AND EQUIVALENT
 SHARES OUTSTANDING
  Primary                25,617    26,121    25,677      25,679    25,661
                       ========= ========= =========   ========= =========
  Fully Diluted          25,617    26,121    25,677      25,679    25,661
                       ========= ========= =========   ========= =========

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding Directors is hereby incorporated by reference to the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding the Company's Executive Officers is set forth above following Item 1 of Part I of this report.


Item 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a) 1 - Index to Financial Statements
                                                                   Page
                                                                   Number
                                                                   in this
                                                                   Report

   Consolidated Balance Sheets
     December 31, 1994 and 1993...................................   27

   Consolidated Statements of Operations
     Years Ended December 31, 1994, 1993 and 1992.................   29

   Consolidated Statements of Cash Flows
     Years Ended December 31, 1994, 1993 and 1992.................   30

   Consolidated Statements of Changes in Stockholders' Investment
     Years Ended December 31, 1994, 1993 and 1992.................   31

   Notes to Consolidated Financial Statements.....................   32

(a) 2 - Index to Financial Statement Schedules

     The following consolidated financial statement schedules of Grossman's Inc. and Subsidiaries are included in
     Item 14(d) and filed herewith (page numbers refer to page numbers in this Form 10-K):

   Schedule II - Valuation and Qualifying Accounts................   56


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

 3(a)-7 Notice to Stockholders of extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, is incorporated herein by reference.

 3(a)-8          Certificate of Designation Relating to Certain
                 Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, is incorporated herein by reference.

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

 4(n) First Amendment, dated December 14, 1993, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991, is incorporated herein by reference.

 4(n)-1 Second Amendment, dated October 30, 1994, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991, filed as Exhibit 4(n)-1 to the Company's Form 10-Q for the quarter ended September 30, 1994 (File No. 1-542), is incorporated herein by reference.

 4(n)-2 Third Amendment, dated January 31, 1995, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991 (without exhibit), filed herewith.

 4(o) Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc. dated December 15, 1993 (without exhibits), filed as Exhibit 4(o) to the Company's Form 10-K for the year ended December 31, 1993 (File No. 1-542), is incorporated herein by reference.

 4(o)-1 Waiver and Second Amendment, dated as of July 11, 1994, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed herewith.

10(iii)(g)-2     Separation Agreement, dated November 28, 1994, between
                 Grossman's Inc. and Thomas R. Schwarz, filed herewith.

10(iii)(h)-2     Employment Agreement, dated December 1, 1994 between
                 Grossman's Inc and Sydney L. Katz, filed herewith.

10(iii)(k)       Amended and Restated Employment Agreement, dated July 1,
                 1991, between Grossman's Inc. and Robert L. Flowers, filed as Exhibit 10(iii)(k) to the Company's Annual
                 Report on Form 10-K for year ended December 31, 1991
                 (File No. 1-542), is incorporated herein by reference.

10(iii)(k)-1     Amendment No. 1, dated September 26, 1994, to Amended
                 and Restated Employment Agreement dated as of July 1,
                 1991, between Grossman's Inc. and Robert L. Flowers, filed as Exhibit 10(iii)(k)-1 to the Company Form 10-Q for the quarter ended September 30, 1994 (File No.
                 1-542), is incorporated herein by reference.

10(iii)(l)       Amended and Restated Employment Agreement, dated July 1,
                 1991, between Grossman's Inc. and Richard E. Kent, filed as Exhibit 10(iii)(l) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1993 (File No.
                 1-542), is incorporated herein by reference.

10(iii)(l)-1     Amendment No. 1, dated September 26, 1994, to Amended
                 and Restated Employment Agreement dated as of July 1,
                 1991, between Grossman's Inc. and Richard E. Kent, filed as Exhibit 10(iii)(l)-1 to the Company's Form 10-Q for the quarter ended September 30, 1994 (File No. 1-542), is incorporated herein by reference.

10(iii)(m)-1     Severance Agreement, dated August 22, 1994, between
                 Grossman's Inc. and Alan T. Kane, filed herewith.

10(iii)(n)       Employment Agreement, dated June 8, 1992, between
                 Grossman's Inc. and David Krawczyk, filed herewith.

10(iii)(n)-1     Amendment No. 1, dated September 26, 1994, to Employment
                 Agreement dated as of June 8, 1992, between Grossman's
                 Inc. and David Krawczyk, filed herewith.

10(iii)(o)       Employment Agreement, dated November 23, 1994, between
                 Grossman's Inc. and Robert K. Swanson, filed herewith.

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

10(c)-8          Grossman's Inc. Restated Retirement Plan, dated
                 February 15, 1995, filed herewith.

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

10(i)-3 Grossman's Inc. Restated Executive Severance Plan, dated December 14, 1994, filed herewith.

10(m)-1 Grossman's Inc. Supplemental Executive Retirement Plan, dated January 1, 1992, filed as Exhibit 10(m)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.

10(n)-5 Grossman's Inc. Restated Savings and Profit Sharing Plan, dated February 15, 1995, filed herewith.

10(o) Grossman's Inc. 1993 Key Employee Stock Option Plan, dated April 27, 1993, filed as Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1993 (File No. 1-542) is incorporated herein by reference.

11(a) Statement re computation of earnings per share, filed herewith.

22 Subsidiaries of the Company, filed as Exhibit 22 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-542), is incorporated herein by reference.

23 Consent of Ernst & Young LLP, Independent Auditors, filed herewith.


                    GROSSMAN'S INC. AND SUBSIDIARIES
                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS
                             (in thousands)


                                  Additions
                     Balance at   Charged to                    Balance
                     Beginning    Costs and                     at End
Description          of Year      Expenses     Deductions (1)   of Year
- -----------          ----------   ----------   --------------   -------
Year Ended
December 31, 1994
Allowance for
doubtful accounts      $5,212       $1,300         $2,355        $4,157
                      ========     ========       ========      ========
Year Ended
December 31, 1993
Allowance for
doubtful accounts      $3,904       $2,911         $1,603        $5,212
                      ========     ========       ========      ========

Year Ended
December 31, 1992
Allowance for
doubtful accounts      $3,974       $1,944         $2,014        $3,904
                      ========     ========       ========      ========

(1)  Write-off of bad debts less recoveries.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GROSSMAN'S INC.
                                    ---------------
                                        Company

Date:  March 16, 1995           By /s/ Steven L. Shapiro
                                   ---------------------
                                   Steven L. Shapiro
                                   Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                    Title                      Date
        ---------                    -----                      ----
/s/ Robert K. Swanson         Chairman of the Board         March 16, 1995
- ----------------------------
Robert K. Swanson

/s/ Sydney L. Katz            President and Chief           March 16, 1995
- ----------------------------  Executive Officer
Sydney L. Katz                (Principle Executive
                              Officer) (Principal
                              Financial Officer)

/s/ Steven L. Shapiro         Controller                    March 16, 1995
- ----------------------------  (Principal Accounting
Steven L. Shapiro             Officer)

/s/ Russell Cox               Director                      March 16, 1995
- ----------------------------
Russell Cox

/s/ John Grey                 Director                      March 16, 1995
- ----------------------------
John Grey

/s/ Maurice Grossman          Director                      March 16, 1995
- ----------------------------
Maurice Grossman

/s/ Leo Kahn                  Director                      March 16, 1995
- ----------------------------
Leo Kahn

/s/ W. Wallace McDowell, Jr.  Director                      March 16, 1995
- ----------------------------
W. Wallace McDowell, Jr.

/s/ Stephen B. Oresman        Director                      March 16, 1995
- ----------------------------
Stephen B. Oresman

/s/ Harold Tanner             Director                      March 16, 1995
- ----------------------------
Harold Tanner