Form 10-Q
period 1995-03-31
GROSSMANS INC
filed 1995-05-04
CIK 33798

                           CONFORMED

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                   AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                   AND EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number 1-542

                               GROSSMAN'S INC.
- --------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
- -----------------------------------------          -----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

            200 Union Street
        Braintree, Massachusetts                            02184
- -----------------------------------------          -----------------------
(Address of principal executive offices)                 (Zip Code)

                                (617) 848-0100
- --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock - $.01 Par Value - 25,782,176 shares as of May 4, 1995, exclusive of 355,171 shares held as treasury shares.

                        GROSSMAN'S INC.
                           FORM 10-Q
                 QUARTER ENDED MARCH 31, 1995

                             INDEX

                                                               Page Number
                                                               -----------
PART I. FINANCIAL INFORMATION
- -----------------------------

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     March 31, 1995, December 31, 1994 and March 31, 1994..........   3

   Consolidated Statements of Operations
     Three Months Ended March 31, 1995 and 1994....................   5

   Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1995 and 1994....................   6

   Notes to Unaudited Interim Consolidated Financial Statements....   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..................................   10


PART II. OTHER INFORMATION
- --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................  14

SIGNATURES.........................................................  15


PART I. FINANCIAL INFORMATION
- -----------------------------


ITEM 1. FINANCIAL STATEMENTS



               GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
             (in thousands, except per share data)
                          (Unaudited)

                                   March 31,    December 31,    March 31,
                                     1995          1994           1994
                                   ---------    ------------    ---------
ASSETS
- ------
CURRENT ASSETS
 Cash and cash equivalents          $    917      $  3,034      $  2,009
 Receivables, less allowance of
   $4,450 in 1995, $4,157 at
   December 31, 1994 and $4,734
   at March 31, 1994 for doubtful
   accounts                           14,529        19,449        14,932
 Inventories                         124,890       116,602       134,538
 Other current assets                 10,167         9,048         9,492
                                    --------      --------      --------
   Total current assets              150,503       148,133       160,971

PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation
 of $59,473 in 1995, $61,435 at
 December 31, 1994 and $60,866
 at March 31, 1994                   103,695       114,897       126,309
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE              1,020         1,896         1,489
OTHER ASSETS                           1,413         1,694         2,166
                                    --------      --------      --------
   TOTAL ASSETS                     $256,631      $266,620      $290,935
                                    ========      ========      ========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

               GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
             (in thousands, except per share data)
                          (Unaudited)


                                    March 31,    December 31,   March 31,
                                      1995          1994          1994
                                    ---------    ------------   ---------
LIABILITIES AND
STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued
  liabilities                        $ 92,137      $ 89,816      $106,179
 Accrued interest                         696         1,555         1,322
 Current portion of long-term debt
   and capital lease obligations
    14% Debentures, due
     January 1, 1996                   16,201            -             -
    Mortgage notes and capital
     lease obligations                 11,556        13,278        18,515
                                     --------      --------      ---------
    Total current liabilities         120,590       104,649       126,016

REVOLVING TERM NOTE PAYABLE            41,252        29,888        33,043
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                            9,721        30,039        36,496
PENSION LIABILITY                       3,827         4,348        15,480
OTHER LIABILITIES                      12,131        17,051        15,173
                                     ---------     ---------     ---------
   Total liabilities                  187,521       185,975       226,208

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value:
  Shares authorized - 50,000
  Shares issued - 26,137 in 1995
  and 1994                                261           261           261
 Additional paid-in-capital           155,840       155,840       155,842
 Retained earnings (accumulated
  deficit)                            (74,680)      (64,008)      (69,930)
 Minimum pension liability            (10,576)      (10,576)      (20,528)
 Cumulative foreign currency
  translation adjustment                 (872)           -             -
 Less shares in treasury, at cost -
     355 in 1995,
     359 at December 31, 1994, and
     378 at March 31, 1994               (863)         (872)         (918)
                                     ---------     ---------     ---------
    Total stockholders' investment     69,110        80,645        64,727
                                     ---------     ---------     ---------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' INVESTMENT         $256,631      $266,620      $290,935
                                     =========     =========     =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                GROSSMAN'S INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data)
                          (Unaudited)


                                                   Three Months Ended
                                                       March 31,
                                                 -----------------------
                                                   1995           1994
                                                   ----           ----
SALES                                            $126,770      $135,076
COST OF SALES                                      95,777       101,465
                                                 ---------     ---------
  Gross Profit                                     30,993        33,611

OPERATING EXPENSES
  Selling and administrative                       37,702        37,335
  Depreciation and amortization                     3,011         3,157
  Store preopening expense                            135           192
                                                 ---------     ---------
                                                   40,848        40,684
                                                 ---------     ---------
OPERATING LOSS                                     (9,855)       (7,073)

OTHER EXPENSES (INCOME)
  Interest expense                                  2,197         1,881
  Other                                              (392)         (257)
                                                 ---------     ---------
                                                    1,805         1,624
EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE        198            -
                                                 ---------     ---------
LOSS BEFORE INCOME TAXES                          (11,858)       (8,697)

CREDIT FOR INCOME TAXES                            (1,186)         (870)
                                                 ---------     ---------
NET LOSS                                         $(10,672)     $ (7,827)
                                                 =========     =========


PER COMMON SHARE (PRIMARY AND FULLY DILUTED)
  Net loss                                       $  (0.41)     $  (0.30)
                                                 =========     =========

WEIGHTED AVERAGE SHARES AND EQUIVALENT
  SHARES OUTSTANDING                               25,782        25,725
                                                 =========     =========



The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

               GROSSMAN'S INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
             (in thousands, except per share data)
                          (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1995          1994
                                                     ----          ----
OPERATING ACTIVITIES:
Net loss                                          $(10,672)     $ (7,827)

Adjustments to reconcile net loss to net cash
 (used for) operating activities:
  Depreciation and amortization                      3,011         3,157
  Net gain on disposals of property                    (46)          (38)
  Provision for losses on account receivable           341           389
  Undistributed loss of unconsolidated affiliate       198            -
  (Increase) decrease in assets:
   Receivables                                       4,579         5,430
   Inventories                                      (8,288)      (12,718)
   Other assets                                        480           234
  Increase (decrease) in accounts payable and
   accrued and other liabilities                    (3,984)        2,557
                                                  ---------     ---------
   Total adjustments                                (3,709)         (989)
                                                  ---------     ---------
 NET CASH (USED FOR) OPERATING ACTIVITIES          (14,381)       (8,816)

INVESTING ACTIVITIES:
 Capital expenditures                               (1,153)       (1,027)
 Proceeds from sales of property, net                9,243         1,483
 Investment in unconsolidated affiliate               (194)           -
                                                  ---------     ---------
 NET CASH PROVIDED BY INVESTING ACTIVITIES           7,896           456

FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease
  obligations                                       (7,005)       (1,958)
 Proceeds from mortgage financings                      -             95
 Net borrowings from revolving term note
  payable                                           11,364         9,883
 Issuance of common stock                                9           186
                                                  ---------     ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES           4,368         8,206

Net decrease in cash and cash equivalents           (2,117)         (154)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     3,034         2,163
                                                  ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    917      $  2,009
                                                  =========     =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                 GROSSMAN'S INC. AND SUBSIDIARIES
   NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1995

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Grossman's Inc. for the year ended December 31, 1994. The balance sheet as of December 31, 1994 has been derived from the audited financial statements as of that date.

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


NOTE 2 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
- ------------------------------------------------------

Long-term debt consists of the following (in thousands):

                                     March 31,  December 31,  March 31,
                                       1995         1994        1994
                                     ---------  ------------  ----------
14% Debentures, due January 1, 1996   $16,201      $16,201      $16,201
Mortgage notes                         10,795       15,759       22,388
Capital lease obligations              10,482       11,357       16,422
                                      -------      -------      -------
                                       37,478       43,317       55,011

Less current portion                   27,757       13,278       18,515
                                      -------      -------      -------
                                      $ 9,721      $30,039      $36,496
                                      =======      =======      =======

- ------------------------------------------------------------------

In March 1995, available borrowings, including letters of credit up to $15 million, under the Company's loan and security agreement with BankAmerica Business Credit, Inc., were increased from $60 million to $75 million. At March 31, 1995, cash borrowings under this revolving credit agreement totalled $41.3 million and outstanding letters of credit totalled $11.5 million. The maximum total borrowings under this agreement during the three months ended March 31, 1995 were $57.9 million, including letters of credit of $11.5 million. The weighted average annual interest rate on borrowings during the three months ended March 31, 1995 was 9.4%.

In March 1995, the Company sold its Manchester, Connecticut distribution center, and repaid outstanding debt on the property of $4.2 million. Additional related secured debt totalling $643 thousand is due in May 1995.


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):

                                     March 31,   December 31,   March 31,
                                       1995          1994         1994
                                     ---------   ------------   ---------
Accounts payable                      $62,368      $59,383      $ 74,317
Accrued salaries, wages,
 commissions and related taxes          6,635        6,007         5,901
Accrued taxes other than income
 and franchise                          2,545        3,107         2,965
Accrued store closing costs             3,298        2,240         2,847
Accrued insurance                      10,740       10,618        10,173
Other accrued liabilities               6,551        8,461         9,976
                                      -------      --------     --------
                                      $92,137      $89,816      $106,179
                                      =======      =======      ========




NOTE 4 - OTHER LIABILITIES
- --------------------------

Other long-term liabilities consist of the following (in thousands):

                                     March 31,   December 31,   March 31,
                                       1995         1994          1995
                                     ---------   ------------   ---------
Accrued insurance claims             $ 7,889       $ 8,014       $ 9,424
Accrued store closing costs            3,572         8,307         5,014
Other accrued liabilities                670           730           735
                                     -------       -------       -------
                                     $12,131       $17,051       $15,173
                                     =======       =======       =======



NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE
- -----------------------------------------------

The Company has a 50% interest in a Mexican retailer of building materials and related products. Summarized operational information for this joint venture, which began operations in the second quarter of 1994, is as follows (in thousands):

                                    Three months ended
                                      March 31, 1995
                                    ------------------
Gross revenue                             $2,407
Cost of sales and expenses                 2,803
                                          -------
Net loss                                  $ (396)
                                          =======

Company's interest in net loss            $ (198)
                                          =======


During the first quarter of 1995, the Company reduced its investment in this joint venture by $872 thousand, and recorded a corresponding adjustment to stockholders' investment, to reflect a devaluation of the Mexican peso in relation to the U.S. dollar.

ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

MARCH 31, 1995 COMPARED WITH DECEMBER 31, 1994
- ----------------------------------------------

The first quarter is one in which the Company prepares for the start of the spring selling season. Financial condition at March 31, 1995 reflects the buildup of inventory, a related increase in payables and term financing, and the seasonal operating loss. In addition, during the first quarter of 1995 the Company completed certain property sales and related paydowns on long-term debt.

Working capital of $29.9 million declined by $13.6 million from the prior year end, principally due to a $16.2 million reclassification to current maturity of 14% Debentures, due January 1, 1996. Accounts receivable, principally related to credit extended to contractors, declined by 25.3%, consistent with the 28.0% decline for the corresponding period one year ago. Inventory at March 31, 1995 totalled $124.9 million, representing a
7.1%, or $8.3 million, seasonal increase from year end.   From one year
ago, inventory declined by 7.2%, reflecting 18 Eastern Division store closings, offset in part by Contractors' Warehouse openings in Dayton, Ohio in June 1994 and Indianapolis, Indiana in January 1995. Three additional Contractors' Warehouse stores are planned to open later in 1995. Two Mr. 2nd's Bargain Outlets have also opened since one year ago, in Woonsocket, Rhode Island and Schenectady, New York. The increase in inventory was financed by a $3.0 million increase in accounts payable, supplemented by borrowings under the Company's revolving credit agreement. Borrowings under the revolving credit agreement, which were also used for other seasonal requirements, increased by $11.4 million since year end.

During the quarter, the Company sold its Eastern Division Distribution Center located in Manchester, Connecticut and repaid outstanding debt of $4.2 million. Additional related secured debt totalling $643 thousand is due in May 1995.

The Company continues to market properties vacated as a result of closing a total of 40 stores since 1993. Of the 22 owned stores within this group, nine were sold prior to 1995, two were sold in 1995, one in the first quarter of 1995 and one early in the second quarter, three are under agreement to be sold, and one was reopened as a Mr. 2nd's Bargain Outlet. Of the 18 leased properties within this group, 10 leases have been terminated, three leases are due to be terminated in 1995, and one store was reopened as a Mr. 2nd's Bargain Outlet. Proceeds received in the first quarter from the sale of the distribution center and the closed store property totalled $9.2 million. It is anticipated that sales of the remaining owned properties will be sold over a period of years, resulting in a liquidity improvement at the time of each respective sale.

Property, plant and equipment declined by $11.2 million since year end, reflecting property sales, offset in part by $1.2 million in capital expenditures. Capital expenditures were made principally to support the store openings.

During the first quarter of 1995, the Company recorded an adjustment of $872 thousand, reducing the investment in its 50% owned Mexican joint venture, to reflect a devaluation of the Mexican peso in relation to the U.S. dollar. A corresponding adjustment was made to stockholders' investment.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1994
- ------------------------------------------------------------

The Company's first quarter historically has been a period of low sales activity with resultant operating losses, as fewer do-it-yourself home improvement projects and construction activities in the Company's markets are undertaken during the winter months. First quarter sales have historically been less than 20% of full year sales.


The following table shows comparative sales results by store type (dollars in millions):

                                               Three Months
                                               Ended March
                                            ------------------
                                              1995      1994
                                              ----      ----
SALES
Grossman's Stores
 Retail Sales                                $ 32.1    $ 43.4
 Professional Sales                            33.3      34.9
                                             ------    ------
  Total Grossman's Stores                      65.4      78.3
Mr. 2nd's Bargain Outlet Stores                10.3       8.5
                                             ------    ------
Total Eastern Division                         75.7      86.8
Contractors' Warehouse Division                51.1      48.3
                                             ------    ------
  Total                                      $126.8    $135.1
                                             ======    ======
% OF TOTAL SALES
Grossman's Stores
 Retail Sales                                  25.4%     32.1%
 Professional Sales                            26.2      25.8
                                              ------    ------
  Total Grossman's Stores                      51.6      57.9
Mr. 2nd's Bargain Outlet Stores                 8.1       6.3
                                              ------    ------
Total Eastern Division                         59.7      64.2
Contractors' Warehouse Division                40.3      35.8
                                              ------    ------
  Total                                       100.0%    100.0%
                                              ======    ======


THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1994 (CONTINUED)
- ------------------------------------------------------------

                                               Three Months
                                               Ended March
                                            ------------------
                                              1995      1994
                                              ----      ----
SALES % INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales                                 (26.0)%   (18.1)%
 Professional Sales                            (4.6)    (16.5)
                                              -------   -------
  Total Grossman's Stores                     (16.5)    (17.4)
Mr. 2nd's Bargain Outlet Stores                21.2      (7.6)
                                              -------   -------
Total Eastern Division                        (12.8)    (16.5)
Contractors' Warehouse Division                 5.8      28.5
                                              -------   -------
  Total                                        (6.1)%    (4.6)%
                                              =======   =======
COMPARABLE STORE SALES %
 INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales                                  (5.3)%    (3.4)%
 Professional Sales                            14.8      13.3
                                              -------   -------
  Total Grossman's Stores                       4.0       3.4
Mr. 2nd's Bargain Outlet Stores                12.9      (4.9)
                                              -------   -------
Total Eastern Division                          5.0       2.6
Contractors' Warehouse Division                (6.6)      0.3
                                              -------   -------
  Total                                         0.3 %     1.9 %
                                              =======   =======

TOTAL NUMBER OF STORES
Grossman's Stores                                72        89
Mr. 2nd's Bargain Outlet Stores                  20        18
Contractors' Warehouse Division                  13        11
                                              -------   -------
Total Number of Stores                          105       118
                                              =======   =======


Sales and operating results in the three months ended March 31, 1995 were affected by the following:

- -    The 1994 sales results include stores closed in the latter part of
     1994.

- -    During the majority of the first quarter of 1995, nearly all Eastern
     Division stores were undergoing remodeling designed to better attract professional customers.

- -    The 1995 sales results include the results of two Contractors'
     Warehouse stores and two Mr. 2nd's Bargain Outlet stores which were not open during the comparable period in 1994. Contractors' Warehouse stores were opened in Dayton, Ohio in June 1994 and in Indianapolis, Indiana in January 1995. Mr. 2nd's Bargain Outlet stores were opened in Woonsocket, Rhode Island in December 1994 and in Schenectady, New York in March 1995.

- -    Sales results were affected by declining selling prices for wood building materials, which represent over 25% of the Company's sales mix. Commodity lumber prices have declined as much as 30% since one year ago.

- -    In California, heavy rainfall during the months of January and March
     1995 dampened sales. The renovation of most affected homes, often dependent on both receipt of insurance proceeds and dryer building conditions, is not expected to begin until later in the second quarter.

Comparable store sales results in the East continue to be indicative of the Company's strategy to strengthen the appeal of stores to target customers - contractors, remodelers and serious do-it-yourselfers. Comparable increases in professional sales have offset a decline in retail sales, reflective of increasingly competitive conditions. Contractors' Warehouse comparable store sales results are indicative of the wet conditions during the first quarter of 1995 and the continuing slowing economy in Southern California.

Gross profit declined by $2.6 million as the result of the sales decline and a decline in gross margin from 24.9% in 1994 to 24.4% in 1995. The decline in gross margin reflects the increase in sales mix toward professional sales, including Contractors' Warehouse, from 61.6% of total sales in the first quarter of 1994 to 66.5% of total sales in the first quarter of 1995. Additionally, margins on commodity lumber have declined concurrent with the price decline discussed above.

Selling and administrative expenses in the first quarter of 1995 reflect store openings and additional expenses, principally payroll, related to Eastern Division store modifications. These modifications, designed to attract professional sales, were completed in all Grossman's stores in time for the spring selling season. These additional expenses are expected to be recovered during the balance of the year. As a result of these expenses, selling and administrative expense increased as a percentage of sales to 29.7% in 1995, as compared to 27.6% in 1994.

Interest expense increased from $1.9 million in the first quarter of 1994 to $2.2 million in the first quarter of 1995, reflecting both an increase in average revolving credit and the rate on such borrowings. The weighted average rate on revolver borrowings increased from 6.9% in 1994 to 9.4% in 1995.

The 1995 first quarter results include $198 thousand net loss related to the Company's 50% owned Mexican joint venture, which began operations during the 1994 second quarter.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

              11(a) Statement re computation of earnings per share, filed herewith.


        (b) REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

SIGNATURES
- ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROSSMAN'S INC.
                                          Company



                               by  /s/ Sydney L. Katz
                                   -------------------------------------
                                              Sydney L. Katz
                                   President and Chief Executive Officer






DATE:  May 4, 1995