Form 10-K/A
period 1994-12-31
GROSSMANS INC
filed 1995-06-30
CIK 33798

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1994

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required) For the transition period from to
    ----------------    ---------------

Commission File Number 1-542

                                GROSSMAN'S INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                38-0524830
      (State or other jurisdiction of                (IRS Employer
      incorporation or organization)                 Identification No.)

 200 Union Street, Braintree, Massachusetts                 02184
 (Address of principal executive offices)                (Zip Code)

                                 (617) 848-0100
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Exchange
            Title of Class                          on Which Registered
Common Stock, par value $0.01 per share          The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

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

This amendment files Part IV, Item 14(d) and Exhibit 23.1.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(d). Separate financial statements of 50% owned unconsolidated foreign joint venture.

INDEPENDENT AUDIT REPORT

To the shareholders of Construcentro de America, S.A. de C.V.

We have audited the accompanying balance sheets of Construcentro de America, S.A. de C.V. as of December 31, 1994 and 1993, and the related statements of profit and loss, changes in stockholders' equity and changes in financial position for the year ending December 31, 1994, and for the period April 28 through December 31, 1993. These financial statements are the responsiblity of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Construcentro de America, S.A. de C.V. at December 31, 1994 and 1993, and the results of its operations and its changes in stockholders' equity and financial position for the year ending December 31, 1994 and for the period April 28 through December 31, 1993, in accordance with accounting principles generally accepted in Mexico.

                                       Mancera, S.C.
                                       Ernst & Young
                                       /s/  Roberto Rodriguez Castaneda


San Pedro Garza Garcia, N.L.
June 28, 1995

CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Balance Sheet Statement
(Thousands of new pesos at December 1994 purchasing power)

                                                           December 31
                                                     ----------------------
                                                      1994            1993
                                                     -------         ------
Current Assets:
 Cash and short term
 investments  (note 2b)                              $ 1,588         $1,144

Receivables:
 Miscellaneous receivables                             1,485            113
 Value added tax                                       1,057             82
 Other receivables                                       391             37
                                                     -------         ------
Total Receivables                                      2,933            232
                                                     -------         ------
Inventories (notes 2c & 5)                            15,512              -
                                                     -------         ------
Total Current Assets                                  20,033          1,376
                                                     -------         ------
Property and equipment, net                            4,189            574
(note 2d &6)

Deferred charges, net                                  1,261            828
(note 2e)                                            -------         ------

Total Assets                                         $25,483         $2,778
                                                     =======         ======

CONSTRUCENTRO DE AMERICA, S.A. DE C.V
Balance Sheet Statement
(Thousands of new pesos at December 1994 purchasing power)

                                                            December 31
                                                      ----------------------
                                                       1994           1993
                                                      -------       --------
Liabilities and Equity
Current Liabilities:
 Accounts payable                                     $ 7,125       $     98
 Bank loans (note 7)                                    4,446              -
 Grossman's Inc. (note 4)                                 835            380
 Other liabilities                                      1,742            214
                                                      -------       --------
Total Current Liabilities                              14,148            692

Equity
 Capital Stock                                         16,255         15,947
 Unpaid Capital                                             -        (12,487)
 Payments for future
  increases of capital stock                              417              -
 Prior year loss                                       (1,258)             -
 Current exercise net P&L                              (6,688)        (1,258)
 Excess/(deficit) in equity
  actualization                                         2,609           (116)
                                                      -------       --------

Total Equity                                           11,335          2,086
                                                      -------       --------

Total Liablities and Equity                           $25,483       $  2,778
                                                      =======       ========


The accompanying notes are an integral part of these financial statements.

CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Profit and Loss Statement
(Thousands of new pesos at December 1994 purchasing power)

                                                      Year Ended December 31
                                                      ----------------------
                                                       1994           1993
                                                      -------        -------
Sales                                                 $38,064        $     -
Cost of sales (note 2c)                                29,847              -
                                                      -------        -------
Gross margin                                            8,217              -
                                                      -------        -------

Operating expenses                                      7,582            814
Administrative expenses                                 4,831            515
                                                      -------        -------
 Total expenses                                        12,413          1,329
                                                      -------        -------

Operating loss

Financial costs (note 2a):
 Interest expense/(gain), net                             548            (71)
 Exchange rate loss, net                                  469              -
 Result on monetary position                             (202)             -
                                                      -------        -------
Total financial costs                                     815            (71)
                                                      -------        -------

Loss before income tax, profit
 sharing and special entry                             (5,011)        (1,258)
                                                      -------        -------

Special entry due to effects
  of devaluation (note 3b)                              1,677              -
Income tax (notes 2g & 9)                                   -              -
Profit sharing (notes 2g & 9)                               -              -
                                                      -------        -------
Net loss                                              $(6,688)       $(1,258)
                                                      =======        =======


The accompanying notes are an integral part of these finacial statements.

CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Cash Flow Statement
(Thousands of new pesos at December 1994 purchasing power)

                                                          December 31
                                                   -------------------------
                                                     1994             1993
                                                   --------         --------
Operating Activities:
Net Income (Loss)                                  $ (6,688)        $ (1,258)
Less adjustments to
 reconcile net income
 /(loss) to net cash
 provided by
 operating activities:
 Depreciation                                           289               15
 Amortization                                           138                4
 Cost of fixed asset sale                                62                -
                                                   --------         --------
                                                     (6,199)          (1,239)

Elimination of the net result
 on non-monetary assets
 in inventories                                       2,725                -

Net cash (used for)
 provided by:
 Value added tax receivable                            (975)             (82)
 Other accounts receivable                           (1,726)            (150)
 Inventories                                        (15,512)               -
 Vendors                                              7,027              478
 Grossman's Inc.                                        455                -
 Other accounts payable and
  cumulated expenses                                  1,528              214
                                                   --------         --------
Cash used in the operation                          (12,677)            (779)
                                                   --------         --------

Financing Activities:
 Capital stock                                            -               56
 Stock increase                                      12,603           15,891
 Subscribed stock, not paid                               -          (12,487)
 Advances for future
 increases of stock                                     609                -
 Bank loans                                           4,446                -
                                                   --------         --------
Net cash provided by
 financing activities                              $ 17,658         $  3,460
                                                   --------         --------

CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Cash Flow Statement
(Thousands of new pesos at December 1994 purchasing power)
(continued)

                                                            December 31
                                                    -------------------------
                                                     1994              1993
                                                    -------           -------
Investing Activities:
 Property, plant and
  equipment                                          (3,984)             (709)
 Deferred charges                                      (553)             (828)
                                                    -------           -------
Net cash used for
 investing activites                                 (4,537)           (1,537)
                                                    -------           -------

Net increase in cash
 and cash equivalents                                   444             1,144


Cash and Cash equivalents
 at beginning of period                               1,144                 -
                                                    -------           -------

Cash and cash equivalents
 at end of period                                   $ 1,588           $ 1,144
                                                    =======           =======


The accompanying notes are an integral part of these financial statements.

CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Equity Statement
(Thousands of new pesos at December 1994 purchasing power)

                        CONTRIBUTED CAPITAL
                        ----------------------------------------------------
                        Common       Subscribed Stock    Advances for Future
                         Stock           not Paid            Increases
                        -------      ----------------    -------------------
Opening
balance                 $    56          $                      $

Stock increase
per Assembly
May 5, 1993              15,891           (12,487)

Net result
of monetary asset

Net income/
(loss)
                        -------          --------               -----
Ending balance
at December
31, 1993                 15,947           (12,487)                  -

Reclass of 1993
results

Payments of
subscribed stock                           12,487                 609

Stock increase
per agreement of
December 16, 1994           308                                  (192)

Net result
of monetary asset

Net income/
(loss)
                        -------          --------               -----

Ending Balance
at December 31,
1994                    $16,255          $      -               $ 417
                        =======          ========               =====

CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Equity Statement
(Thousands of new pesos at December 1994 purchasing power)
(continued)

                    EARNED CAPITAL
                    ------------------------------------------
                                              Excess (deficit)
                    Prior Year  Current Year  in Actualization
                       Loss      Net P & L       of Equity       Total
                    ---------    ---------     ---------------   -----
Opening
balance              $            $             $               $    56

Stock increase
per Assembly
May 5, 1993                                                       3,404

Net result
of monetary asset                                 (116)            (116)

Net income/
(loss)                             (1,258)                       (1,258)
                     -------      -------       ------          -------
Ending balance
at December
31, 1993                           (1,258)        (116)           2,086

Reclass of 1993
results               (1,258)       1,258                             0

Payments of
subscribed stock                                                 13,096

Stock increase
per agreement of
December 16, 1994                                                   116

Net result
of monetary asset                                2,725            2,725

Net income/
(loss)                             (6,688)                       (6,688)
                     -------      -------       ------          -------

Ending Balance
at December 31,
1994                 $(1,258)     $(6,688)      $2,609          $11,335
                     =======      =======       ======          =======



Notes to Financial Statements

(Thousands of New Mexican Pesos
December 1994 Purchasing Power)

1.       Company Activities

Construcentro de America, S.A. de C.V. (the "Company") was incorporated on April 28, 1993. Its main activities are developing and operating cash and carry stores selling building materials such as plumbing fittings, electrical items, hardware, doors and windows, masonry and general do-it-yourself products, and other items related to house building.

Sales operations commenced on May 6, 1994.


2.       Significant Accounting Policies

The financial statements have been prepared in New Mexican Pesos (N$), each one of which is equivalent to one thousand pre-January 1, 1993, pesos.

The financial statements at December 31, 1993, have been restructured to take account of the effects of inflation at that time, and are only presented here for the purposes of comparison with the financial statements at December 31, 1994. For this reason the 1993 figures differ from those originally presented.

a)       Recognition of the Effects of Inflation.

The Company includes the effects of inflation in the financial information in accordance with the provisions of the Accounting Principles Commission Bulletin B-10 (recognition of the effects of inflation in financial information) and its four amendments.

The provisions contained in the third amendment to Bulletin B-10, which came into force in 1990, require in general terms that: 1) Amounts given on all financial statements should be expressed in pesos of purchasing power at the date of the general balance sheet of the last reported period, and 2) that the amounts applied to restate shareholders' equity should be distributed proportionally among the different capital accounts (see Note 8). In consequence, the attached financial statements at December 31, 1994 and 1993, and the amounts included in the corresponding notes, are expressed in pesos of December 31, 1994 purchasing power.

The following concepts were also established:

- -        Gain (loss) on monetary position

This represents the result of holding monetary assets and liabilities which lose purchasing power at their nominal value during inflationary periods. The gain is calculated by applying factors derived from the National Consumer Price Index (NCPI) to the average monthly net monetary position.

- -        Comprehensive financing income (cost)

The comprehensive financing income (cost) includes interest received (paid), gain (loss) on monetary position, and exchange gain (loss).

- -        Gain (loss) from holding non-monetary assets

This represents the increase or decrease in the replacement value of non-monetary assets above or below inflation, measured with reference to the National Consumer Price Index.

b)       Cash and temporary investments

Cash and temporary investments consist principally of short-term fixed-return investments placed with banks and stock brokers, valued at market values.

c)       Inventories and cost of sales

The Company records inventories and cost of sales using average replacement costs. These do no exceed market value.

d)       Plant, machinery and equipment.

Investment in plant, machinery and equipment is recorded at original cost.
This cost is then restated in accordance with the National Consumer Price Index issued by the Bank of Mexico.

Depreciation is calculated by the straight-line method, applying the following rates:

Leasehold improvements                     5%
Transportation equipment                  20%
Computing equipment                       25%
Office equipment                          10%

a)       Deferred charges

As described at Note 1, the Company began operations in the 1994 period. Expenses incurred in the pre-operational period which were to produce a future benefit on beginning operations have been recorded as pre-operational expenses.

These expenses will be amortized over the ten years following the start of operations.


Pre-operational expenses are recorded at original costs restated in accordance with the National Consumer Price Index.

f)       Severance payments.

In accordance with Mexican Federal Labor law, the Company is obliged to compensate employees discharged under certain conditions. It has been the custom to charge such compensation payments to income in the period in which they become payable.

g)       Income tax and employees' profit sharing

The Company follows the policy of determining provisions for income tax and employees' profit sharing based on taxable income, allowing for the effect of non-recurring and significant timing differences, which are deducted or accumulated for tax purposes in different years from those in which they are deducted or accumulated for accounting purposes.

h)       Foreign currency transactions.

Foreign currency transactions are recorded at the exchange rate existing at the date of the transaction. Assets and liabilities denominated in foreign currencies are stated in Mexican currency at the exchange rate existing at the balance sheet date. Differences arising from fluctuations in the exchange rate between transaction and settlement date or date of valuation at the end of the period are charged or credited to the period income.

3.       Foreign currency transactions.

At December 31, 1994 and 1993, the Company's financial statements show the following foreign currency assets and liabilities (thousands of U.S. Dollars):

                                      1994         1993
                                      ----         ----
Current assets                      $    71      $  -

Current liabilities                   1,375        112
                                    -------      -----
Net short position                  $(1,304)     $(112)
                                    =======      =====

a) Assets and liabilities denominated in dollars were converted to Mexican pesos at the exchange rates existing on December 31, 1994 and 1993, that is: N$
4.94 and N$ 3.107, respectively.

b) Due to the devaluation of the Mexican peso in December 1994, and the net liabilities held at that time by Construcentro de America, S.A. de C.V., the Company had an exchange loss of approximately N$ 1.677m, which is shown as a special entry in the period results.


On April 28, 1995, the date of issuance of these financial statements, the exchange rate was N$ 5.8983, showing a change from the exchange rate at December 31, 1994.

A summary of foreign currency transactions, excluding machinery and equipment imports for the period ending December 31, 1994, is given below (thousands of U.S. Dollars):

Inventory purchases                    $6,531

4.       Transactions with related parties

The Company's transactions with Grossman's Inc. were as follows (thousands of U.S. Dollars):

                                    1994           1993
                                    ----           ----
Technical assistance                $148           $124
Administrative services               41              -
                                    ----           ----
                                    $189           $124
                                    ====           ====

5.       Inventories

This caption comprised the following (thousands of U.S. Dollars):

                                     1994           1993
                                     ----           ----
Merchandise inventory              $2,262         $    -
Advances to suppliers                 324              -
Revaluation in inventory              666              -
                                   ------         ------
                                    3,241              -
Less:  Estimated shrinkage            101              -
                                   ------         ------
                                   $3,140         $    -
                                   ======         ======

6.       Plant, machinery and equipment.

At December 31, 1994 and 1993, this category was made up as follows:

                 (Thousands of U.S. Dollars)

                                     1994           1993
                                     ----           ----
Leasehold improvements               $327           $ 36
Office equipment                      290             10
Fork lift equipment                   100              -
Machinery and equipment                91              -
Computing equipment                    72             15
Transportation equipment               35             27
Advances for fixed asset
 acquisitions                           -             32
                                     ----           ----
                                      915            119
Cumulative depreciation                67              3
                                     ----           ----
                                     $848           $116
                                     ====           ====

7.       Bank loans

As at December 31, 1994, the Company held the following short-term bank loans:

                                                 US$      Exchange      N$
Bank                 Due Date         Rate      000's       Rate       000's
- -----                --------         ----    ---------   --------   --------
Banco Serfin,
 S.A.            February 27, 1995   8.5625%    $500       4.94      N$ 2,470
Mercantil
Proburea, S.A.   April 17, 1995      9.78%       400       4.94         1,976
- ---                                             ----                  -------
                                                $900                 N$ 4,446
                                                ====                  =======

8.       Stockholders' equity.

a)  Capital stock

At December 31, 1994, shares of capital stock were as follows:

                          Fixed        Variable             Total
                          -----        --------             -----
Series "A"                25,000       7,625,000          7,650,000
Series "B"                25,000       7,625,000          7,650,000
                          ------      ----------         ----------
                          50,000      15,250,000         15,300,000

The nominal value of each share is N$ 1.00 (one new peso).

Series "A" shares may only be subscribed by, be acquired by, or be property of Mexican investors. Series "B" shares may be subscribed, acquired, or property of Mexican and foreign investors.

b)  Restrictions applying to the application of capital

According to current Mexican tax law, should the Company pay dividends when not declaring a net taxable profit, it shall be liable for income tax at 34 percent on the dividends paid from retained earnings or other capital reserves.

In accordance with the provisions of Mexican corporation law, 5 percent of the period profit shall be added to the legal reserve, until such time as the legal reserve reaches one fifth of the capital stock.

c)  Restatement of capital

The purpose of this restatement is to present shareholders' equity and period profits or losses over a number of years in terms of present-day purchasing power.

                                               1993
                             ----------------------------------------
                                                Add for
                             Original value   Restatement     Total
                             --------------   -----------   ---------
Stockholders' equity:
  Paid-in capital              N$  15,300      N$   955     N$ 16,255

Additional paid-in capital            397            20           417
Retained earnings:
  Cumulative losses                (1,149)         (109)       (1,258)
Net period loss                    (6,483)         (205)       (6,688)


                                              1994
                             ----------------------------------------
                                                Add for
                             Original value   Restatement     Total
                             --------------   -----------   ---------
Stockholders' equity:
  Paid-in capital              N$  15,300      N$   647     N$ 15,947

Capital subscribed, not
  paid-in                         (11,911)         (576)      (12,487)

Retained earnings:
  Net period loss                  (1,149)         (109)       (1,258)

9.  Taxation

Income tax and employees' profit sharing calculations were made on a basis which differs from the accounting profit, mainly due to the way the tax authorities treat the difference between purchases and cost of sales.

No provision was made for income tax or employees' profit sharing, as a pre-tax loss was recorded.

Asset tax is payable at 2 percent on the net average value of the majority of assets. The amount payable is that by which the calculated tax exceeds income tax payable. Any amounts of asset tax paid may be credited to the amount by which income tax exceeds tax in the ten subsequent fiscal years. However, the Company was not assessable for asset tax in 1994 as this was the first year of operations.

At December 31, 1994, the Company showed a fiscal loss:

                                Historical           Last year for
           Period                 Value               writing off
           ------               ----------           -------------
            1993                 N$  1,514                2003
            1994                    15,370                2004
                                 ---------
                                    16,884
                                 =========

Pre-tax losses may be written off against profits obtained in future years, according to current tax legislation.

* Exhibits previously filed under cover of Form 10-K

Exhibit
Number

*2(e) Final Decree and Order Closing Cases, dated October 2, 1987, of the United States Bankruptcy Court for the Southern District of Florida, filed as Exhibit 2(e) to the Company's Form 10-Q for the quarter ended September 30, 1987, is incorporated herein by reference.

*2(f)                     Asset Purchase Agreement between GNW Partners, L.P.
                          and Grossman's Inc., dated June 28, 1989, without exhibits, filed as Exhibit 2(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-542), is incorporated herein by reference.

*2(g) Asset Purchase Agreement between Harcros Lumber & Building Supplies Inc. and Grossman's Inc., dated August 14, 1989, without exhibits, filed as Exhibit 2(a) to the Company's Form 8-K, dated September 12, 1989, is incorporated herein by reference.

*3(a) Restated Certificate of Incorporation of the Company, as in effect November 19, 1986, filed as Exhibit 3(a) to the Company's Form 8-K, dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

*3(a)-1 Resolutions adopted by the Company's Board of Directors on December 15, 1987, modifying and extending restrictions on acquisition of Common Stock under Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-1 to the Company's Form 8-K, dated December 15, 1987 (File 1-542), is incorporated herein by reference.

*3(a)-2 Notice to Stockholders of modification and extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-2 to the Company's Form 8-K, dated December 15, 1987 (File 1-542), is incorporated herein by reference.

*3(a)-3 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(1)-2 to the Company's Form 8-K dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

*3(a)-4 Resolutions adopted by the Company's Board of Directors on October 23, 1990 extending restrictions on acquisition of Common Stock under Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

*3(a)-5 Notice to Stockholders of extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

*3(a)-6 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

*3(a)-7 Notice to Stockholders of extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, is incorporated herein by reference.

*3(a)-8 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, is incorporated herein by reference.

*3(b) By-Laws of the Company, as in effect November 19, 1986, filed as Exhibit 3(b) to the Company's Form 8-K, dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

*3(b)-1 Copy of the amendments to the Grossman's Inc. By-Laws as adopted by the Board of Directors of Grossman's Inc. on December 15, 1987, filed as Exhibit 3(b)-1 to the Company's Form 8-K, dated December 15, 1987 (File 1-542), is incorporated herein by reference.

*4(c) Indenture, dated January 1, 1986, from the Company to United States Trust Company of New York, as Trustee, with respect to the Company's 14% Debentures due 1996, filed as Exhibit 4(c) to the Company's Form 8-K, dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

*4(c)-1 First Supplemental Indenture, dated January 1, 1987, to Indenture, dated January 1, 1986 (Exhibit 4(c) above), for the Company's 14% Debentures due 1996, filed as Exhibit 4(h) to the Company's Registration Statement on Form S-1, No. 33-15107, is incorporated herein by reference.

*4(c)-2 Second Supplemental Indenture, dated March 15, 1987, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(j) to the Company's Registration Statement on Form S-1, No. 33-15107, is incorporated herein by reference.

*4(c)-3 Third Supplemental Indenture, dated June 15, 1987, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-3 to the Company's Form 8-K, dated July 15, 1988 (File No. 1-542), is incorporated herein by reference.

*4(c)-4 Fourth Supplemental Indenture, dated June 15, 1987, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-4 to the Company's Form 8-K, dated July 15, 1988 (File No. 1-542), is incorporated herein by reference.

*4(c)-5 Form of Waiver dated December 21, 1988 of certain provisions of Section 5.11 to the Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-5 to the Company's Form 8-K, dated December 13, 1988, is incorporated herein by reference.

*4(c)-6 Fifth Supplemental Indenture, dated September 30, 1989, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 1-542), is incorporated herein by reference.

*4(c)-7 Sixth Supplemental Indenture, dated March 1, 1990, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-7 to the Company's Form 10-Q for the quarter ended June 30, 1990, is incorporated herein by reference.

*4(c)-8 Seventh Supplemental Indenture, dated May 17, 1991, to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c) above), filed as Exhibit 4(c)-8 to the Company's Form 10-K for the year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.

*4(e)-1 Amended and Restated Registration Rights and Transfer Restriction Agreement, dated April 30, 1987, among the Company; the Common Holders, Debt Holders, Offering Committee and Custodian named therein; and Herzog, Heine Geduld Inc., filed as Exhibit 4(e)-1 to the Company's Registration Statement on Form S-1, No. 33-15107, is incorporated herein by reference.

*4(m) Term Loan and Security Agreement without Exhibits and Installment Note, dated October 15, 1991, between Grossman's Inc. and Sanwa Business Credit Corporation, filed as Exhibit 4(m) to the Company's Form 10-Q for the quarter ended September 30, 1991, is incorporated herein by reference.

*4(n) First Amendment, dated December 14, 1993, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991, is incorporated herein by reference.

*4(n)-1 Second Amendment, dated October 30, 1994, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991, filed as Exhibit 4(n)-1 to the Company's Form 10-Q for the quarter ended September 30, 1994 (File No. 1-542), is incorporated herein by reference.

*4(n)-2 Third Amendment, dated January 31, 1995, to Term Loan and Security Agreement between Grossman's Inc. and Sanwa Business Credit Corporation, dated October 15, 1991 (without exhibit), filed herewith.

*4(o)                     Loan and Security Agreement between Grossman's Inc.
                          and BankAmerica Business Credit, Inc. dated December 15, 1993 (without exhibits), filed as Exhibit 4(o) to the Company's Form 10-K for the year ended December 31, 1993 (File No. 1-542), is incorporated herein by reference.

*4(o)-1 Waiver and Second Amendment, dated as of July 11, 1994, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed herewith.

*10(iii)(g)-2             Separation Agreement, dated November 28, 1994,
                          between Grossman's Inc. and Thomas R. Schwarz, filed herewith.

*10(iii)(h)-2             Employment Agreement, dated December 1, 1994 between
                          Grossman's Inc and Sydney L. Katz, filed herewith.

*10(iii)(k)               Amended and Restated Employment Agreement, dated July
                          1, 1991, between Grossman's Inc. and Robert L.
                          Flowers, filed as Exhibit 10(iii)(k) to the Company's
                          Annual Report on Form 10-K for year ended December
                          31, 1991 (File No. 1-542), is incorporated herein by reference.

*10(iii)(k)-1             Amendment No. 1, dated September 26, 1994, to Amended
                          and Restated Employment Agreement dated as of July 1,
                          1991, between Grossman's Inc. and Robert L. Flowers, filed as Exhibit 10(iii)(k)-1 to the Company Form
                          10-Q for the quarter ended September 30, 1994 (File
                          No. 1-542), is incorporated herein by reference.

*10(iii)(l)               Amended and Restated Employment Agreement, dated July
                          1, 1991, between Grossman's Inc. and Richard E. Kent, filed as Exhibit 10(iii)(l) to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1993 (File No. 1-542), is incorporated herein by reference.

*10(iii)(l)-1             Amendment No. 1, dated September 26, 1994, to Amended
                          and Restated Employment Agreement dated as of July 1,
                          1991, between Grossman's Inc. and Richard E. Kent, filed as Exhibit 10(iii)(l)-1 to the Company's Form
                          10-Q for the quarter ended September 30, 1994 (File
                          No. 1-542), is incorporated herein by reference.

*10(iii)(m)-1             Severance Agreement, dated August 22, 1994, between
                          Grossman's Inc. and Alan T. Kane, filed herewith.

*10(iii)(n)               Employment Agreement, dated June 8, 1992, between
                          Grossman's Inc. and David Krawczyk, filed herewith.

*10(iii)(n)-1             Amendment No. 1, dated September 26, 1994, to
                          Employment Agreement dated as of June 8, 1992, between Grossman's Inc. and David Krawczyk, filed herewith.

*10(iii)(o)               Employment Agreement, dated November 23, 1994,
                          between Grossman's Inc. and Robert K. Swanson, filed herewith.

*10(b) Restated and Amended Grossman's Inc./Evans Asset Holding Company General Pension Plan, filed as
                          Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

*10(c) Agreement Re General Pension Plan, dated November 18, 1986, among Evans Products Company, Grossman's Inc., Evans Financial Corp., Evans Transportation Company and Evans Asset Holding Company, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

*10(c)-1 Agreement Re Spin-off of General Pension Plan, dated January 1, 1987, among the Company, Evans Asset Holding Company, Evans Financial Corp. and Evans Transportation Company, filed as Exhibit 10(c)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-542), is incorporated herein by reference.

*10(c)-2 Letter, dated December 30, 1987, documenting certain understandings reached among the Company, Grossman's Inc. Retirement Plan, Evans Asset Holding Company and Evans Asset Holding Company/Grossman's Inc. General Pension Plan, regarding the proper interpretation of the Agreement Re Spin-off of General Pension Plan (Exhibit 10(c)-1 above), filed as Exhibit 10(c)-2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-542), is incorporated herein by reference.

*10(c)-8 Grossman's Inc. Restated Retirement Plan, dated February 15, 1995, filed herewith.

*10(d) Claim Allocation Agreement, dated November 19, 1986, by and between Evans Asset Holding Company, EFC Mortgage Trust and Grossman's Inc., filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

*10(e) EPC Asset Transfer Agreement, dated November 19, 1986, among Evans Products Company, Evans Asset Holding Company, EPC Properties Company, Minneapolis Electric Steel Castings Company, Racine Steel Castings Company, RSC Properties Company, Duluth Steel Castings Company, Aberdeen Forest Products Company and Evans Engineered Products Company, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

*10(f) EFC Asset Transfer Agreement, dated November 19, 1986, among Evans Financial Corp. and EFC Mortgage Trust, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

*10(g) Assumption Agreement, dated November 19, 1986, among Evans Asset Holding Company, EFC Mortgage Trust, Evans Products Company, Evans Financial Corp. and Bank of America National Trust and Savings Association, as agent, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 1-542), is incorporated herein by reference.

*10(h) Grossman's Inc. 1986 Nonqualified Stock Option Plan, filed as Exhibit A to the Company's Proxy Statement for the 1987 Annual Meeting of Stockholders, dated September 28, 1987, is incorporated herein by reference.

*10(h)-1 Amendment, dated December 11, 1990, to 1986 Nonqualified Stock Option Plan, filed as Exhibit 10(h)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-542), is incorporated herein by reference.

*10(h)-2 Amendment, dated January 28, 1992, to 1986 Nonqualified Stock Option Plan, filed as Exhibit 10(h)-2 to the Company's Form 10-Q for the quarter ended March 31, 1992 (File No. 1-542), is incorporated herein by reference.

*10(i)-3 Grossman's Inc. Restated Executive Severance Plan, dated December 14, 1994, filed herewith.

*10(m)-1 Grossman's Inc. Supplemental Executive Retirement Plan, dated January 1, 1992, filed as Exhibit 10(m)-1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.

*10(n)-5 Grossman's Inc. Restated Savings and Profit Sharing Plan, dated February 15, 1995, filed herewith.

*10(o) Grossman's Inc. 1993 Key Employee Stock Option Plan, dated April 27, 1993, filed as Exhibit 10(o) to the Company's Form 10-K for the year ended December 31, 1993 (File No. 1-542) is incorporated herein by reference.

*11(a) Statement re computation of earnings per share, filed herewith.

*22 Subsidiaries of the Company, filed as Exhibit 22 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-542), is incorporated herein by reference.

*23 Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

23.1 Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           Grossman's Inc.
                                                        ---------------------
                                                               Company


Date: June 29, 1995                                     /s/ Steven L. Shapiro
                                                        ---------------------
                                                        Steven L. Shapiro
                                                        Controller