Form 10-Q
period 1995-06-30
GROSSMANS INC
filed 1995-08-14
CIK 33798

                               CONFORMED

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 1-542

                               GROSSMAN'S INC.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
-----------------------------------------          -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

            200 Union Street
        Braintree, Massachusetts                            02184
-----------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

                                (617) 848-0100
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock - $.01 Par Value - 25,856,211 shares as of August 14, 1995, exclusive of 124,136 shares held as treasury shares.

                             GROSSMAN'S INC.
                                FORM 10-Q
                       QUARTER ENDED JUNE 30, 1995

                                  INDEX


                                                                  Page Number
                                                                  -----------
PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     June 30, 1995, December 31, 1994 and June 30, 1994.............    3


   Consolidated Statements of Operations
     Three Months and Six Months Ended June 30, 1995 and 1994.......    5


   Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1995 and 1994........................    6


   Notes to Unaudited Interim Consolidated Financial Statements.....    7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...................................    9


PART II. OTHER INFORMATION
--------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................   18

SIGNATURES..........................................................   19



PART I. FINANCIAL INFORMATION
-----------------------------


ITEM 1. FINANCIAL STATEMENTS



                   GROSSMAN'S INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share data)
                              (Unaudited)

                                        JUNE 30,  DECEMBER 31,   JUNE 30,
                                          1995       1994          1994
                                       ---------  ------------   --------
S
ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $  2,838     $  3,034    $  5,168
 Receivables, less allowance of
   $3,673 in 1995, $4,157 at
   December 31, 1994 and $3,730
   at June 30, 1994 for doubtful
   accounts                               22,155       19,449      23,665
 Inventories                             135,111      116,602     146,600
 Other current assets                      9,361        9,048       8,067
                                        --------     --------    --------
   Total current assets                  169,465      148,133     183,500

PROPERTY, PLANT AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION OF $56,347
   ON JUNE 30, 1995, $61,435 ON
   DECEMBER 31, 1994 AND $61,878 ON
   JUNE 30, 1994                          97,207      114,897     125,877
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                    893        1,896       1,955
OTHER ASSETS                               1,529        1,694       2,191
                                        --------     --------    --------
                                        $269,094     $266,620    $313,523
                                        ========     ========    ========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                   GROSSMAN'S INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share data)
                              (Unaudited)

                                          JUNE 30,  DECEMBER 31,  JUNE 30,
                                            1995       1994         1994
                                          --------  ------------  --------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities   $101,403   $ 89,816  $127,683
 Accrued interest                              1,134      1,555       545
 Current portion of long-term debt and
  capital lease obligations
   14% Debentures, due January 1, 1996        16,201         -         -
   Mortgage notes and capital lease
    obligations                                6,147     13,278    16,830
                                            --------   --------  ---------
   Total current liabilities                 124,885    104,649   145,058


REVOLVING TERM NOTE PAYABLE                   46,748     29,888    32,668
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                                   7,724     30,039    34,679
PENSION LIABILITY                              3,790      4,348    15,398
OTHER LIABILITIES                             15,244     17,051    14,539
                                            --------   --------  ---------
   Total liabilities                         198,391    185,975   242,342

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value,
  Shares authorized - 50,000
  Shares issued - 26,137 in 1995 and 1994        261        261       261
 Additional paid-in-capital                  155,816    155,840   155,842
 Retained earnings (accumulated
  deficit)                                   (73,624)   (64,008)  (63,476)
 Minimum pension liability                   (10,576)   (10,576)  (20,528)
 Cumulative foreign currency translation
  adjustment                                    (872)        -         -
 Less shares in treasury, at cost -
     124 in 1995,
     359 at December 31, 1994 and
     378 at June 30, 1994                       (302)      (872)     (918)
                                            ---------  --------- ---------
    Total Stockholders' Investment            70,703     80,645    71,181
                                            ---------  --------- ---------
    Total Liabilities and Stockholders'
     Investment                             $269,094   $266,620  $313,523
                                            =========  ========= =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                   GROSSMAN'S INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share data)
                              (Unaudited)

                                    THREE MONTHS           SIX MONTHS
                                   ENDED JUNE 30,         ENDED JUNE 30,
                                  ----------------       ----------------
                                   1995       1994        1995      1994
                                   ----       ----        ----      ----
SALES                            $193,673   $220,145   $320,443  $355,221
COST OF SALES                     149,358    165,105    245,135   266,570
                                 ---------  ---------  --------- ---------
  Gross Profit                     44,315     55,040     75,308    88,651

OPERATING EXPENSES
  Selling and administrative       38,790     42,826     76,492    80,161
  Depreciation and amortization     2,853      3,213      5,864     6,370
  Store preopening expense             10        440        145       632
                                 ---------  ---------  --------- ---------
                                   41,653     46,479     82,501    87,163
                                 ---------  ---------  --------- ---------

OPERATING INCOME                    2,662      8,561     (7,193)    1,488

OTHER EXPENSES (INCOME)
  Interest expense                  2,130      1,903      4,327     3,784
  Other                              (768)      (595)    (1,160)     (852)
                                  --------  ---------  --------- ---------
                                    1,362      1,308      3,167     2,932

EQUITY IN NET LOSS OF
 UNCONSOLIDATED AFFILIATE             127         82        325        82
                                 ---------  ---------  --------- ---------
INCOME (LOSS) BEFORE INCOME TAXES   1,173      7,171    (10,685)   (1,526)

PROVISION (CREDIT) FOR INCOME
 TAXES                                117        717     (1,069)     (153)
                                 ---------  ---------  --------- ---------
NET INCOME (LOSS)                $  1,056   $  6,454   $ (9,616) $ (1,373)
                                 =========  =========  ========= =========
PER COMMON SHARE (PRIMARY
  AND FULLY DILUTED)
  Net income (loss)                 $0.04      $0.25    $(0.37)    $(0.05)
                                 =========  =========  ========= =========
WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
    Primary                        25,935     26,134     25,857    25,743
                                 =========  =========  ========= =========

    Fully Diluted                  26,026     26,134     25,857    25,743
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

                        GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                  ------------------------
                                                    1995            1994
                                                    ----            ----
OPERATING ACTIVITIES
Net loss                                          $ (9,616)      $ (1,373)
Adjustments to reconcile net loss to net
 cash (used for) operating activities:
  Depreciation and amortization                      5,864          6,370
  Net (gain) on disposals of property                 (198)          (252)
  Provision for losses on accounts receivable          797            805
  Undistributed loss of unconsolidated affiliate       325         (1,469)
  (Increase) decrease in assets:
   Receivables                                      (3,503)        (3,719)
   Inventories                                     (18,509)       (24,780)
   Other assets                                       (123)          (683)
  Increase in accounts payable and accrued
   liabilities and interest                          8,754         21,229
                                                  ---------      ---------
   Total adjustments                                (6,593)        (2,499)

 NET CASH (USED FOR) OPERATING ACTIVITIES          (16,209)        (3,872)

INVESTING ACTIVITIES
 Capital expenditures                               (2,122)        (2,639)
 Proceeds from sales of property, net               15,707          5,128
 Investment in unconsolidated affiliate               (194)            -
                                                  ---------      ---------
 NET CASH PROVIDED BY INVESTING ACTIVITIES          13,391          2,489

FINANCING ACTIVITIES
 Payments on long-term debt and capital lease
  obligations                                      (14,784)        (5,730)
 Proceeds from mortgage financings                                    502
 Net borrowings from revolving term note payable    16,860          9,430
 Issuance of common stock as payment for
  Directors' fees                                      537             -
 Issuance of other common stock                          9            186
                                                  ---------      ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES           2,622          4,388

Net increase (decrease)in cash and cash
 equivalents                                          (196)         3,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     3,034          2,163
                                                  ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  2,838       $  5,168
                                                  =========      =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1995

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

NOTE 2 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
------------------------------------------------------

Long-term debt consists of the following (in thousands):


                                       JUNE 30,   DECEMBER 31,   JUNE 30,
                                         1995         1994         1994
                                       --------   ------------   --------
14% Debentures, due January 1, 1996    $16,201      $16,201      $16,201
Mortgage notes                           4,398       15,759       20,431
Capital lease obligations                9,473       11,357       14,877
                                       -------      -------      -------
                                        30,072       43,317       51,509

Less current portion                    22,348       13,278       16,830
                                       -------      -------      -------
                                       $ 7,724      $30,039      $34,679
                                       =======      =======      =======


In March 1995, available borrowings, including letters of credit up to $15 million, under the Company's loan and security agreement with BankAmerica

------------------------------------------------------------------
Business Credit, Inc., were increased from $60 million to $75 million. At June 30, 1995, cash borrowings under this revolving credit agreement totalled $46.7 million and outstanding letters of credit totalled $12.2 million. The maximum total borrowings under this agreement during the six months ended June 30, 1995 were $63.1 million, including letters of credit of $11.8 million. The weighted average annual interest rate on borrowings during the six months ended June 30, 1995 and 1994 was 9.5% and 6.9%, respectively.

In March 1995, the Company sold its Manchester, Connecticut distribution center and repaid outstanding debt on the property of $4.2 million. Additional related secured debt on this property totalling $657 thousand was paid in May 1995. Mortgage payments related to sales of closed store properties totalled $11.3 million in the six months ended June 30, 1995


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):

                                        JUNE 30,   DECEMBER 31,   JUNE 30,
                                          1995         1994         1994
                                        --------   ------------   --------
Accounts payable                        $ 73,846      $59,383     $ 93,679
Accrued salaries, wages, commissions
 and related taxes                         5,743        6,007        6,725
Accrued taxes other than income and
 franchise                                 3,839        3,107        4,221
Accrued store closing costs                1,470        2,240        2,513
Accrued insurance                          8,713       10,618        9,493
Other accrued liabilities                  7,792        8,461       11,052
                                        --------      -------     --------
                                        $101,403      $89,816     $127,683
                                        ========      =======     ========



NOTE 4 - OTHER LIABILITIES
--------------------------

Other long-term liabilities consist of the following (in thousands):

                                        JUNE 30,   DECEMBER 31,   JUNE 30,
                                          1995         1994         1994
                                        ---------   ------------  --------
Accrued insurance claims                $ 8,675       $ 8,014      $ 9,424
Accrued store closing costs               5,965         8,307        4,344
Other accrued liabilities                   604           730          771
                                        -------       -------      -------
                                        $15,244       $17,051      $14,539
                                        =======       =======      =======

NOTE 5 - EMPLOYEE STOCK OPTION PLANS
------------------------------------

A nonqualified stock option plan covers officers and other key management employees ("1986 Plan"). The 1986 Plan provides for nonqualified options to purchase a total of 3,750,000 shares of Common Stock.

------------------------------------------------

A nonqualified stock option plan covers key management employees who are not officers ("1993 Plan"). The 1993 Plan provides for nonqualified options to purchase a total of 600,000 shares of Common Stock, with a maximum of 5,000 shares per employee. The maximum number of options which may be granted in any calendar year is 300,000.

The 1995 Non-Employee Directors' Stock and Option Plan (the "Directors' Plan") was approved by stockholders in April 1995, covering Directors who are not employees of the Company. The Directors' Plan provides for the issuance of shares of Common Stock, or the granting of nonstatutory stock options for shares of Common Stock, up to an aggregate total of 700,000 shares. The number of shares issued is determined based upon the fair market value of shares as of the payment date. During the quarter ended June 30, 1995, 74,035 shares of Common Stock were issued to Directors for services rendered since November 23, 1994. Stockholders also approved the grant of options to purchase 25,000 shares of Common Stock to each non-employee Director and an additional grant of options to purchase 50,000 shares to the Chairman of the Board. A total of 275,000 options to purchase shares were granted, 55,000 of which are currently exercisable, with the remainder exercisable in four equal annual installments from date of grant.


A summary of option transactions for the six months ended June 30, 1995 is as follows:

Options outstanding, January 1            2,954,100
Price range                             $2.25-$4.50

Options granted                             483,950
Price range                             $2.13-$2.41

Options exercised                             3,750
Price range                                   $2.31

Options cancelled                           284,400
Price range                             $2.31-$4.50
                                        -----------

Option outstanding, June 30               3,149,850
Price range                             $2.13-$4.50
                                        ===========

Option exercisable, June 30               1,816,213
Price range                             $2.13-$4.50
                                        ===========


All options granted are ten-year nonqualified options and were granted at market value. Of the options outstanding under the 1986 and 1993 Plans, 200,000 were exercisable when issued, and the balance become exercisable in either three or four equal annual installments following the respective dates of grant. All outstanding options become exercisable upon a change in control, as defined in the option agreements. At June 30, 1995, 4,678,465 shares of Common Stock were reserved for issuance under the three plans.


NOTE 6 - INVESTMENT IN UNCONSOLIDATED AFFILIATE
-----------------------------------------------

The Company has a 50% interest in a Mexican retailer of building materials and related products. Summarized operational information for this joint venture, which began operations in the second quarter of 1994, is as follows (in thousands):

                                Three months ended       Six months ended
                                   June 30, 1995           June 30, 1995
                                ------------------       ----------------
Gross revenue                         $2,004                  $4,411
Cost of sales and expenses             2,258                   5,062
                                      -------                 ------
Net loss                              $ (254)                 $ (651)
                                      =======                 ======

Company's interest in net loss        $ (127)                 $ (325)
                                      =======                 ======


During the first quarter of 1995, the Company reduced its investment in this joint venture by $872 thousand, and recorded a corresponding adjustment to stockholders' investment, to reflect a devaluation of the Mexican peso in relation to the U.S. dollar.


NOTE 7 - SALE OF PROPERTY
--------------------------

In June 1995, the Company announced it had received notice of satisfaction of contingencies and an additional $2.0 million deposit toward the sale of its 35 acre headquarters site in Braintree, Massachusetts. The Company is preparing to vacate the premises, close the transaction and record a gain, expected to be in excess of $14.0 million. The purchase price for the property is $32.0 million; $2.2 million has been paid in cash in advance of the closing, $14.0 million will be received in cash on the closing date, and the remaining $15.8 million will be paid in the form of a note. The note is due in two installments; $8.0 million is due 16 months following the closing date and the remainder is due two years following the closing date, provided, prepayments are required upon the occurrence of certain events. The note bears interest at 1% over Prime Rate during the note's final eight month period.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

FINANCIAL CONDITION
-------------------
JUNE 30, 1995 COMPARED WITH DECEMBER 31, 1994
---------------------------------------------

Financial condition at June 30, 1995 reflects the seasonal buildup of inventory and a related increase in payables and term financing, and the net year to date operating loss. In addition, during the first half of 1995, the Company completed certain property sales and related paydowns on long-term debt.

Working capital at June 30, 1995 was $44.6 million, an increase of $1.1 million from the prior year end. This increase is primarily the result of an increase in inventory of $18.5 million, an increase in accounts receivable of $2.7 million and a decrease in the current portion of mortgage notes and capital lease obligations of $7.1 million, offset by an increase in payables of $11.6 million and a $16.2 million reclassification to current maturity of 14% Debentures, due January 1, 1996. Historically a decline in working capital has been experienced during the first six months of the year, primarily due to large capital outlays during this period in preparation for the spring/summer selling season. Capital spending in 1995 was below historic levels, as changes to stores in 1995 were primarily merchandise mix related and not capital intensive.

The second quarter of the year is a period which encompasses the spring/summer selling season. As a result, inventory levels are historically highest in the months of May and June. Inventory at June 30, 1995 totalled $135.1 million, an $18.5 million or 15.9% increase from year end and a $11.5 million or 7.8% decrease from one year ago. The decrease in inventory from one year ago is principally due to the closing of 18 Eastern Division stores in 1994 and a downsizing of the Eastern Division's Distribution facility, partially offset by Contractors' Warehouse store openings in June 1994 and January 1995 and two Mr. 2nd's Bargain Outlet store openings in December 1994 and March 1995.

In June 1995, the Company announced it had received notice of satisfaction of contingencies and an additional $2.0 million deposit toward the sale of its 35 acre headquarters site in Braintree, Massachusetts. The Company is preparing to vacate the premises, close the transaction and record a gain, expected to be in excess of $14.0 million. The purchase price for the property is $32.0 million; $2.2 million has been paid in cash in advance of the closing, $14.0 million will be received in cash on the closing date, and the remaining $15.8 million will be paid in the form of a note. The note is due in two installments; $8.0 million is due 16 months following the closing date and the remainder is due two years following the closing date, provided, prepayments are required upon the occurrence of certain events. The note bears interest at 1% over Prime Rate during the note's final eight month period. The initial cash proceeds from the sale will be used to retire the 14% Debentures due January 1, 1996.

During the first half of 1995, the Company sold its Eastern Division Distribution Center and certain closed store properties, and repaid related outstanding debt totalling $11.3 million. The Company continues to market properties vacated as a result of closing a total of 40 stores.

FINANCIAL CONDITION
-------------------

JUNE 30, 1995 COMPARED WITH DECEMBER 31, 1994 (CONTINUED)
---------------------------------------------------------

since 1993. Of the 22 owned stores within this group, nine were sold prior to 1995, five were sold in 1995 and one was reopened as a Mr. 2nd's Bargain Outlet. Of the 18 leased properties within this group, 10 leases have been terminated, three leases are due to expire in 1995, and one store was reopened as a Mr. 2nd's Bargain Outlet. Proceeds received in the first half of 1995 from the sale of the distribution center, the deposit on the sale of the Braintree property and the sale of the closed store properties totalled $15.7 million. It is anticipated that sales of the remaining owned properties will be sold over a period of years, resulting in a liquidity improvement at the time of each respective sale.

Property, plant and equipment declined by $17.7 million since year end, reflecting property sales, a reclassification of the Braintree property under agreement to be sold to current assets, offset by $2.1 million in capital expenditures. Capital expenditures were made principally to support the store openings.

During the first quarter of 1995, an adjustment of $872 thousand was recorded, reducing the investment in its 50% owned Mexican joint venture, to reflect a devaluation of the Mexican peso in relation to the U.S. dollar. A corresponding adjustment was made to stockholders' equity.

Total long-term debt, including the 14% Debentures and capital lease obligations, decreased a total of $13.2 million. This is the result of the $11.3 million payments associated with sold properties, and continuing scheduled payments, offset by an increase in capital lease obligations, principally for equipment in new stores.

RESULTS OF OPERATIONS
---------------------


Six months ended June 30, 1995 compared with six months ended
-------------------------------------------------------------
June 30, 1994
-------------

A gross profit decline of $13.3 million, due to both sales declines and margin rate decreases, was in excess of the operating expense savings of $4.7 million, resulting in a net loss of $9.6 million for the first six months of 1995, compared to a net loss of $1.4 million in 1994. Affecting results were industry wide housing starts and turnover rates, which declined during the first six months of 1995, continuing slow market conditions, particularly in the Northeast, and declining selling prices and margins for commodity lumber products.

RESULTS OF OPERATIONS
---------------------


Six months ended June 30, 1995 compared with six months ended
-------------------------------------------------------------
June 30, 1994 (CONTINUED)
-------------------------

The following table shows comparative sales results by division and store type during each quarter and for the total six months (dollars in millions):

                           Three Months    Three Months     Six Months
                            Ended March     Ended June      Ended June
                          --------------  --------------  --------------
                           1995    1994    1995    1994    1995    1994
                           ----    ----    ----    ----    ----    ----
SALES
Grossman's Stores
 Retail Sales             $ 32.1  $ 43.4  $ 63.2  $ 94.0  $ 95.3  $137.4
 Professional Sales         33.3    34.9    50.5    58.7    83.8    93.6
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores   65.4    78.3   113.7   152.7   179.1   231.0
Mr. 2nd's Bargain Outlet
 Stores                     10.3     8.5    14.6    12.7    24.9    21.2
                          ------  ------  ------  ------  ------  ------
Total Eastern Division      75.7    86.8   128.3   165.4   204.0   252.2
Contractors' Warehouse
 Division                   51.1    48.3    65.3    54.7   116.4   103.0
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.     $126.8  $135.1  $193.6  $220.1  $320.4  $355.2
                          ======  ======  ======  ======  ======  ======

% OF TOTAL SALES
Grossman's Stores
 Retail Sales               25.4 %  32.1 %  32.6 %  42.6 %  29.7 %  38.6 %
 Professional Sales         26.2    25.8    26.1    26.7    26.2    26.4
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores   51.6    57.9    58.7    69.3    55.9    65.0
Mr. 2nd's Bargain Outlet
 Stores                      8.1     6.3     7.5     5.8     7.8     6.0
                          ------  ------  ------  ------  ------  ------
Total Eastern Division      59.7    64.2    66.2    75.1    63.7    71.0
Contractors' Warehouse
 Division                   40.3    35.8    33.8    24.9    36.3    29.0
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.      100.0 % 100.0 % 100.0 % 100.0 % 100.0 % 100.0 %
                          ======  ======  ======  ======  ======  ======


RESULTS OF OPERATIONS
---------------------




Six months ended June 30, 1995 compared with six months ended
-------------------------------------------------------------
June 30, 1994 (CONTINUED)
-------------------------

(TABLE CONTINUED)
                           Three Months     Three Months    Six Months
                            Ended March      Ended June     Ended June
                           --------------  --------------  --------------
                            1995    1994    1995    1994    1995    1994
                            ----    ----    ----    ----    ----    ----
SALES % INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales              (26.0)% (18.1)% (32.8)% (22.6)% (30.6)% (21.3)%
 Professional Sales         (4.6)  (16.5)  (14.0)  (13.3)  (11.1)  (14.5)
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores  (16.5)  (17.4)  (25.5)  (19.3)  (22.4)  (18.7)
Mr. 2nd's Bargain Outlet
 Stores                     21.2    (7.6)   15.0   (10.7)   17.5    (9.5)
                           ------  ------  ------  ------  ------  ------
Total Eastern Division     (12.8)  (16.5)  (22.4)  (18.7)  (19.1)  (18.0)
Contractors' Warehouse
 Division                    5.8    28.5    19.4    10.0    13.0    17.9
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.       (6.1)%  (4.6)% (12.0)% (13.0)%  (9.8)% (10.0)%
                           ======  ======  ======  ======  ======  ======

COMPARABLE STORE SALES %
 INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales               (5.3)%  (3.4)% (15.5)%  (8.1)% (12.3)%  (6.6)%
 Professional Sales         14.8    13.3     2.9    16.2     7.3    15.1
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores    4.0     3.4    (8.2)    0.0    (4.1)    1.1
Mr. 2nd's Bargain Outlet
 Stores                     12.9    (4.9)    2.4     1.7     6.6    (1.0)
                           ------  ------  ------  ------  ------  ------
Total Eastern Division       5.0     2.6    (7.2)    0.1    (3.0)    1.0
Contractors' Warehouse
 Division                   (6.6)    0.3     3.5    (9.2)   (1.3)   (5.0)
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.        0.3 %   1.9 %  (4.2)%  (2.0)%  (2.4)%  (0.6)%
                           ======  ======  ======  ======  ======  ======

TOTAL NUMBER OF STORES
Grossman's Stores             72      89                      72      89
Mr. 2nd's Bargain
 Outlet Stores                20      18                      20      18
Contractors' Warehouse
 Division                     13      11                      13      12
                           ------  ------                  ------  ------
Total Number of Stores       105     118                     105     119
                           ======  ======                  ======  ======


Six months ended June 30, 1995 compared with six months ended
-------------------------------------------------------------
June 30, 1994 (CONTINUED)
-------------------------

Total sales results reflect the 18 Eastern Division stores closed in late 1994 and a Contractors' Warehouse opening in early 1995. Additionally, one Contractors' Warehouse store opened late in the second quarter of 1994 and had a minimal effect on sales in the first half of 1994.

Within Grossman's stores, increases in comparable store sales results to professionals is indicative of the strategy to target these customers. These increases occurred despite the declining selling prices for commodity lumber products, which account for over 25% of the total sales mix. For the six month period, these increases, however, were not enough to offset the continuing erosion of the retail customer comparable sales. Contractors' Warehouse comparable store sales decreased for the first six months of 1995 by 1.3%. First quarter declines related to heavy rain in California were not fully offset by second quarter increases.

The gross profit decline of $13.3 million was the result of the sales decline and a decline in gross margin from 25.0% in 1994 to 23.5% in 1995, reflecting the decline in commodity lumber margins. Margin declines also continue to occur as a result of sales increases to professional customers, who receive discounts from retail pricing and as Contractors' Warehouse stores continue to open. Total professional sales, including Contractors' Warehouse, increased from 55.4% in the six month period ended June 30, 1994 to 62.5% in the comparable period in 1995.

Operating expenses decreased by $4.7 million for the six month period in 1995 compared with the same period in 1994. This is the result of continued expense control and downsizing in selling and administrative expense areas, which account for $3.7 million of the decrease, reduction in depreciation and amortization of $506 thousand, due to the closing of 18 Eastern Division stores in the fall of 1994, the sale of the Eastern Division Distribution Center in 1995, and a reduction in store preopening expense of $487 thousand. The reduction in selling and administrative expenses were tempered by additional costs, principally payroll, incurred during the first quarter related to Eastern Division store modifications. Operating expenses related to the development of Project Pro's, Inc., the Company's 80% owned subsidiary, totalled $1.8 million for the first six months of 1995, compared to $2.3 million in 1994.

Interest expense increased from $3.8 million during the first six months of 1994 to $4.3 million during the first six months of 1995, reflecting both an increase in average revolving credit and the rate on such borrowings. The weighted average rate on revolver borrowings increased from 6.9% in 1994 to 9.5% in 1995.

The 1995 first six months include a $325 thousand net loss related to the Company's 50% owned Mexican joint venture, compared with an $82 thousand loss in 1994, when the venture began operations midway through the second quarter.

Three months ended June 30, 1995 compared with three months ended
------------------------------------------------------------------
June 30, 1994
-------------

The net income of $1.1 million for the second quarter of 1995 compared with net income of $6.5 million in 1994. Affecting results were industry wide housing starts and turnover rates, which declined during the quarter, continuing slow market conditions, particularly in the Northeast, and declining selling prices and margins for commodity lumber products.

Second quarter sales results reflect the 18 Eastern Division stores closed in late 1994 and a Contractors' Warehouse opening in early 1995.
Additionally, one Contractors' Warehouse store opened late in the second quarter of 1994, which had minimal effect on sales in the first half of 1994.

Within Grossman's stores, comparable store sales results to professionals is indicative of the strategy to target these customers. These increases occurred despite the declining selling prices for commodity lumber products, which account for over 25% of the total sales mix. In the second quarter, these increases, however, were not enough to offset the continuing erosion of the retail customer comparable sales. The Mr. 2nd's Bargain Outlet stores continued to show comparable sales increase with growth of 2.4% in the second quarter of 1995. Contractors' Warehouse comparable store sales increased by 3.5% in the second quarter of 1995, following a decrease in comparable sales in the first quarter due to extremely inclement weather experienced in California, where most of these stores are located.

The gross profit decline of $10.7 million was the result of the sales decline and a decline in gross margin from 25.0% in 1994 to 22.9% in 1995, reflecting the decline in commodity lumber margin. Additionally, margin declines continue to occur as a result of sales increases to professional customers, who receive discounts from retail pricing and as Contractors' Warehouse stores continue to open. During the second quarter, total professional sales, including Contractors' Warehouse, increased from 51.6% in 1994 to 59.9% in 1995.

Operating expenses decreased by $4.8 million for the quarter ended June 1995 compared with the same period in 1994. This is the result of continued expense control and downsizing in selling and administrative expense areas, which account for $4.0 million of the decrease, reduction in depreciation and amortization of $360 thousand, due to the closing of 18 Eastern Division stores, the sale of the Eastern Division Distribution Center in 1995 and a reduction in store preopening expense of $430 thousand. Operating expenses related to Project Pro's, the Company's 80% owned subsidiary, totalled $970 thousand for the second quarter of 1995, as compared to $1.4 million for the second quarter of 1994.

Interest expense increased from $1.9 million during the second quarter of 1994 to $2.1 million during the second quarter of 1995, reflecting both an increase in average revolving credit and the rate on such borrowings. The weighted average rate on revolver borrowings increased from 7.2% in 1994 to 9.6% in 1995.

The 1995 second quarter includes a $127 thousand net loss related to the Company's 50% owned Mexican joint venture, compared with an $82 thousand loss in 1994, when the venture began operations midway through the second quarter.

PART II - OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The date of the meeting and whether it was an annual or special meeting.

              The Annual Meeting of Stockholders of
              Grossman's Inc. was held on April 25, 1995.

         (b) All nominees as directors were elected as set forth in paragraph (c) below.

         (c) A brief description of each matter voted upon at the meeting and state the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter, including a separate tabulation with respect to each nominee for office.

         The following matters were voted upon at the Annual
         Meeting of Stockholders of Grossman's Inc.

         Name                           For           Withheld
         ----                           ---           --------
         Russell Cox                 21,269,010       1,309,721

         John R. Grey                21,261,845       1,316,886

         Maurice Grossman            21,253,840       1,324,891

         Leo Kahn                    20,492,035       2,086,696

         Sydney L. Katz              21,257,545       1,321,186

         W. Wallace McDowell, Jr.    21,268,850       1,309,881

         Stephen B. Oresman          21,277,510       1,301,221

         Robert K. Swanson           21,270,850       1,307,881

         Harold Tanner               21,293,685       1,285,046



         An aggregate of 3,203,445 were not present at the meeting in person or by proxy and were not voted on the election of directors.

         (ii)   A Directors' Stock and Option Plan providing for
                Directors' compensation in part in the form of
                Registrant's stock and stock options in lieu of cash was
                submitted to stockholders at the Annual Meeting of
                Stockholders
                    For            Against              Withheld
                    ---            -------              --------
                18,676,893        3,666,029              222,458


         (iii)  Approval of Restricted Stock Plan providing for salary increase for key management personnel and certain other
                compensation in the form of restricted stock
                   For             Against              Withheld
                   ---             -------              --------
                17,770,034        4,395,501              246,625

                An aggregate of 3,203,445 were not present at the meeting in person or by proxy and were not voted on the approval of the restricted stock plan.

         (iv)   Approval of Ernst & Young LLP as independent auditors for
                the Registrant for 1995
                   For             Against              Withheld
                   ---             -------              --------
                21,961,993         492,155               124,583

                An aggregate of 3,203,445 were not present at the meeting in person or by proxy and were not voted on the approval of Ernst & Young LLP as independent auditors.

         (d)    Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            10(p) 1995 Directors' Stock and Option Plan, filed herewith.

            10(q)  1995 Restricted Stock Plan, filed herewith.

            11(a) Statement re computation of earnings per share, filed herewith.

        (b) REPORTS ON FORM 8-K

              The Company filed a Form 8-K with the Securities and Exchange Commission, dated and filed June 23, 1995, reporting on Item 2 - Acquisition or Disposition of Assets, pertaining to the sale of the Registrant's 35 acre headquarter site.

SIGNATURES
----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROSSMAN'S INC.
                                          Company



                                    by    /s/ Sydney L. Katz
                                    --------------------------------------
                                                Sydney L. Katz
                                    President and Chief Executive Officer









DATE:  August 14, 1995