Form 10-Q
period 1995-09-30
GROSSMANS INC
filed 1995-11-14
CIK 33798

                                   CONFORMED

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 1-542

                               GROSSMAN'S INC.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
-----------------------------------------          -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

               45 Dan Road
           Canton, Massachusetts                            02021
-----------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

                                (617) 830-4000
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

               200 Union Street, Braintree, Massachusetts 02184
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock - $.01 Par Value - 25,856,211 shares as of November 10, 1995, exclusive of 109,136 shares held as treasury shares.


                             GROSSMAN'S INC.
                                FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1995

                                  INDEX

                                                                  Page Number
                                                                  -----------
PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     September 30, 1995, December 31, 1994 and September 30, 1994....   3


   Consolidated Statements of Operations
     Three Months and Nine Months Ended September 30, 1995 and 1994..   5


   Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1995 and 1994...................   6


   Notes to Unaudited Interim Consolidated Financial Statements.....    7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...................................    10


PART II. OTHER INFORMATION
--------------------------

ITEM 5. OTHER INFORMATION...........................................    18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................    18

SIGNATURES..........................................................    19



PART I. FINANCIAL INFORMATION
-----------------------------


ITEM 1. FINANCIAL STATEMENTS


                       GROSSMAN'S INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)

                                  SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                      1995          1994         1994
                                  ------------  ------------ -------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents            $  4,944     $  3,034    $    949
 Receivables, less allowance of
   $3,339 at September 30, 1995,
   $4,157 at December 31, 1994
   and $3,875 at September 30,
   1994 for doubtful accounts           26,342       19,449      32,323
 Inventories                           133,025      116,602     130,491
 Other current assets                    3,770        9,048       7,986
                                      --------     --------    --------
   Total current assets                168,081      148,133     171,749

PROPERTY, PLANT AND EQUIPMENT, NET OF
 ACCUMULATED DEPRECIATION OF $58,770
 ON SEPTEMBER 30, 1995, $61,435 ON
 DECEMBER 31, 1994 AND $63,648 ON
 SEPTEMBER 30, 1994                     97,796      114,897     121,439
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                  736        1,896       2,148
NOTE RECEIVABLE, NET                    12,528           -           -
OTHER ASSETS                             1,539        1,694       2,278
                                      --------     --------    --------
                                      $280,680     $266,620    $297,614
                                      ========     ========    ========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                       GROSSMAN'S INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (Unaudited)


                                 SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                     1995          1994         1994
                                 ------------- ------------ -------------
LIABILITIES AND STOCKHOLDERS'
 INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued
  liabilities                       $105,570      $ 89,816     $112,234
 Accrued interest                        567         1,555          948
 Current portion of long-term
  debt and capital lease
  obligations
   14% Debentures, due
    January 1, 1996                   16,201            -            -
   Mortgage notes and capital
    lease obligations                  5,789        13,278       16,681
                                    --------      --------     ---------
   Total current liabilities         128,127       104,649      129,863

REVOLVING TERM NOTE PAYABLE           42,757        29,888       31,468
LONG-TERM DEBT AND CAPITAL
 LEASE OBLIGATIONS                     6,711        30,039       33,265
PENSION LIABILITY                      2,984         4,348       14,766
OTHER LIABILITIES                     14,050        17,051       16,566
                                    --------      --------     ---------
   Total liabilities                 194,629       185,975      225,928

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value,
  Shares authorized - 50,000
  Shares issued - 26,137 in
   1995 and 1994                         261           261          261
 Additional paid-in-capital          155,807       155,840      155,842
 Retained earnings (accumulated
  deficit)                           (58,304)      (64,008)     (62,971)
 Minimum pension liability           (10,576)      (10,576)     (20,528)
 Cumulative foreign currency
  translation adjustment                (872)           -            -
 Less shares in treasury, at cost -
     109 in 1995,
     359 at December 31, 1994 and
     378 at September 30, 1994          (265)         (872)        (918)
                                    ---------     ---------    ---------
    Total Stockholders' Investment    86,051        80,645       71,686
                                    ---------     ---------    ---------
    Total Liabilities and
     Stockholders' Investment       $280,680      $266,620     $297,614
                                    =========     =========    =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                       GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                    THREE MONTHS          NINE MONTHS
                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                 -------------------   -------------------
                                   1995       1994        1995      1994
                                   ----       ----        ----      ----
SALES                            $194,078   $226,111   $514,838  $581,332
COST OF SALES                     146,878    171,124    391,913   437,694
                                 ---------  ---------  --------- ---------
  Gross Profit                     47,200     54,987    122,925   143,638

OPERATING EXPENSES
  Selling and administrative       38,719     43,130    115,211   123,291
  Depreciation and amortization     2,786      3,214      8,650     9,584
  Store closing                     4,500      6,500      4,500     6,500
  Preopening                          317        103        462       735
                                 ---------  ---------  --------- ---------
                                   46,322     52,947    128,823   140,110
                                 ---------  ---------  --------- ---------

OPERATING INCOME (LOSS)               878      2,040     (5,898)    3,528

OTHER EXPENSES (INCOME)
  Interest expense                  2,111      1,837      6,438     5,621
  Gain on property sales          (18,115)      (101)   (18,313)     (353)
  Other                              (299)      (413)      (844)   (1,013)
                                  --------  ---------  --------- ---------
                                  (16,303)     1,323    (12,719)    4,255

EQUITY IN NET LOSS OF
 UNCONSOLIDATED AFFILIATE             158        156        483       238
                                 ---------  ---------  --------- ---------
INCOME (LOSS) BEFORE INCOME TAXES  17,023        561      6,338      (965)

PROVISION (CREDIT) FOR INCOME
 TAXES                              1,703         56        634       (97)
                                 ---------  ---------  --------- ---------
NET INCOME (LOSS)                $ 15,320   $    505   $  5,704  $   (868)
                                 =========  =========  ========= =========
NET INCOME (LOSS)
 PER COMMON SHARE
 (PRIMARY AND FULLY DILUTED)        $0.59      $0.02      $0.22    $(0.03)
                                 =========  =========  ========= =========
WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
  Primary                          26,031     25,823     25,949    25,748
                                 =========  =========  ========= =========
  Fully Diluted                    26,031     25,899     25,949    25,748
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

                        GROSSMAN'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      --------------------
                                                        1995       1994
                                                        ----       ----
OPERATING ACTIVITIES
Net income (loss)                                     $  5,704   $   (868)
Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                          8,650      9,584
  Store closing expense                                  4,500      6,500
  Net gain on disposals of property                    (18,313)      (353)
  Provision for losses on accounts receivable            1,262        935
  Issuance of common stock as payments for
  Directors' fees                                          165         -
  Undistributed loss of unconsolidated affiliate           483        238
  (Increase) decrease in assets:
   Receivables                                          (8,155)    (6,285)
   Inventories                                         (16,423)    (8,671)
   Other assets                                            303        150
  Increase in accounts payable and accrued
   liabilities and interest                              6,726        785
                                                      ---------  ---------
   Total adjustments                                   (20,802)     2,883

 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  (15,098)     2,015

INVESTING ACTIVITIES
 Capital expenditures                                   (6,150)    (4,023)
 Proceeds from disposals of property                    26,828      1,378
 Investment in unconsolidated affiliate                   (194)    (1,900)
                                                      ---------  ---------
 NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES   20,484     (4,545)

FINANCING ACTIVITIES
 Payments on long-term debt and capital lease
  obligations                                          (16,354)    (7,522)
 Proceeds from mortgage financings                          -         422
 Net borrowings from revolving term note payable        12,869      8,230
 Issuance of common stock                                    9        186
                                                      ---------  ---------
 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES   (3,476)     1,316

Net increase (decrease) in cash and cash equivalents     1,910     (1,214)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         3,034      2,163
                                                      ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,944   $    949
                                                      =========  =========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995

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

The Unaudited Interim Consolidated Financial Statements include the accounts of Grossman's Inc. and its wholly-owned subsidiaries
(the "Company") after elimination of significant intercompany balances and transactions.

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


NOTE 2 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
------------------------------------------------------

Long-term debt consists of the following (in thousands):

                               SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                   1995           1994          1994
                               -------------  ------------  -------------
14% Debentures, due
  January 1, 1996                 $16,201        $16,201       $16,201
Mortgage notes                      4,278         15,759        20,612
Capital lease obligations           8,222         11,357        13,133
                                  -------        -------       -------
                                   28,701         43,317        49,946

Less current portion               21,990         13,278        16,681
                                  -------        -------       -------
                                  $ 6,711        $30,039       $33,265
                                  =======        =======       =======

------------------------------------------------------------------

In March 1995, available borrowings, including letters of credit up to $15 million, under the Company's loan and security agreement with BankAmerica Business Credit, Inc., were increased from $60 million to $75 million.
The agreement contains various covenants which, among other things, require minimum levels of net worth, establish minimum interest and fixed charge coverage ratios, and establish maximum levels of capital expenditures and investments in subsidiary. Subsequent to the second quarter of 1995, it was necessary to obtain amendments to the agreement, including modifications to covenants for the third quarter of 1995. At September 30, 1995, the Company was in compliance with all covenants, as amended. Further modifications will be required to covenants covering the fourth quarter of 1995 and year ended December 31, 1995. The Company expects to either receive such modifications or to have a new credit facility in effect prior to December 31, 1995.

At September 30, 1995, cash borrowings under this revolving credit agreement totalled $42.8 million and outstanding letters of credit totalled $8.7 million. The maximum total borrowings under this agreement during the nine months ended September 30, 1995 were $70.8 million, including letters of credit of $12.0 million. The weighted average annual interest rate on borrowings during the nine months ended September 30, 1995 and 1994 was 9.5% and 7.1%, respectively.

Mortgage payments related to sales of closed store and other properties totalled $11.3 million in the nine months ended September 30, 1995.


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):

                                 SEPTEMBER 30,  DECEMBER 31, SEPTEMBER 30,
                                     1995          1994          1994
                                 -------------  ------------ -------------
Accounts payable                   $ 71,001       $59,383      $ 76,071
Accrued salaries, wages,
 commissions and related taxes        4,655         6,007         5,892
Accrued income and franchise taxes    1,109           844         1,040
Accrued taxes other than income
 and franchise                        3,746         3,107         4,024
Accrued store closing costs           9,855         2,240         6,711
Accrued insurance                     7,459        10,618         8,728
Other accrued liabilities             7,745         7,617         9,768
                                   --------       -------      --------
                                   $105,570       $89,816      $112,234
                                   ========       =======      ========


NOTE 4 - OTHER LIABILITIES
--------------------------

Other long-term liabilities consist of the following (in thousands):

                                  SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
                                      1995         1994          1994
                                  ------------- ------------ -------------
Accrued insurance                    $ 9,340      $ 8,014       $ 9,425
Accrued store closing costs            4,154        8,307         6,381
Other accrued liabilities                556          730           760
                                     -------      -------       -------
                                     $14,050      $17,051       $16,566
                                     =======      =======       =======


NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE
-----------------------------------------------

The Company has a 50% interest in a Mexican retailer of building materials and related products. Summarized operational information for this joint venture, which began operations in the second quarter of 1994, is as follows (in thousands):

                                Three months ended     Nine months ended
                                September 30, 1995     September 30, 1995
                                ------------------     ------------------
Gross revenue                         $2,028                $6,439
Cost of sales and expenses             2,343                 7,405
                                      -------               -------
Net loss                              $ (315)               $ (966)
                                      =======               =======

Company's interest in net loss        $ (158)               $ (483)
                                      =======               =======


During 1995, the Company reduced its investment in this joint venture by $872 thousand, and recorded a corresponding adjustment to stockholders' investment, to reflect a devaluation of the Mexican peso in relation to the U.S. dollar.


NOTE 6 - SALE OF PROPERTY
--------------------------

In September 1995, the Company completed the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation for $32 million. Cash of $16.2 million was received, along with a note receivable for the remaining balance of $15.8 million. The note is due in two installments; $8.0 million is due January 1997 and the remainder is due September 1997. The note bears interest at 1% over Prime Rate during the note's final eight month period. The note has been discounted for financial reporting purposes.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

FINANCIAL CONDITION
-------------------

SEPTEMBER 30, 1995 COMPARED WITH DECEMBER 31, 1994
--------------------------------------------------

Financial condition at September 30, 1995 reflects the seasonality of the Company's business, ongoing disposals of properties and related paydowns on long-term debt, and the sale of the Company's former headquarters site. In the third quarter, the Company continued its policy of reviewing stores past and projected future performance to identify underperforming capital utilization and to redeploy this capital to initiatives expected to generate more attractive long-term returns. Using these guidelines, 11 underperforming Grossman's stores in the East were closed, three of which will be reopened as Mr. 2nd's Bargain Outlet stores. The closing of the stores will be completed during the fourth quarter of 1995 and proceeds from the inventory liquidation will be used to reduce accounts payable and borrowings under the revolving credit agreement. Additional liquidity will result over time, as property sales proceeds are expected to exceed related mortgages due. In conjunction with these closings, the Company recorded a $4.5 million pre-tax charge, related to closing costs, lease expenses, inventory writedowns, other expenses, and property, plant and equipment costs.

In September 1995, the Company sold its former corporate headquarters to Kmart Corporation for $32.0 million and recognized a pre-tax gain of $18.1 million. The purchase price was paid as follows: $16.2 million was received in cash and the remaining $15.8 million will be paid in the form of a note. The note is due in two installments; $8.0 million is due in January 1997 and the remainder is due September 1997. The note bears interest at 1% over Prime Rate during the note's final eight month period. The note has been discounted for financial reporting purposes. The proceeds received were used to repay revolving credit borrowings.

During the first nine months of 1995, the Company sold its Eastern Division Distribution Center and certain closed store properties, and repaid outstanding mortgage debt totalling $11.3 million. The Company continues to actively market properties vacated as a result of previously closing a total of 41 stores in prior years. Of the 24 owned stores within this group, nine were sold prior to 1995, five were sold in 1995 and one was reopened as a Mr. 2nd's Bargain Outlet. Of the 17 leased properties within this group, nine leases have been terminated, two leases are due to expire in 1996, and one store was reopened as Mr. 2nd's Bargain Outlet. Proceeds received in the nine months ended September 30, 1995 from the sale of the distribution center, the cash portion of the headquarters property sales and the sale of the closed store properties totalled $26.8 million. It is anticipated that the remaining owned properties will be sold over a period of years, resulting in a liquidity improvement at the time of each respective sale.

--------------------------------------------------------------

In March 1995, available borrowings, including letters of credit up to $15 million, under the Company's loan and security agreement with BankAmerica Business Credit, Inc., were increased from $60 million to $75 million.
The agreement contains various covenants which, among other things, require minimum levels of net worth, establish minimum interest and fixed charge coverage ratios, and establish maximum levels of capital expenditures and investments in subsidiary. Subsequent to the second quarter of 1995, it was necessary to obtain amendments to the agreement, including modifications to covenants for the third quarter of 1995. At September 30, 1995, the Company was in compliance with all covenants, as amended. Further modifications will be required to covenants covering the fourth quarter of 1995 and year ended December 31, 1995. The Company expects to either receive such modifications or to have a new credit facility in effect prior to December 31, 1995.

At September 30, 1995, cash borrowings under the revolving credit agreement totalled $42.8 million, and outstanding letters of credit totalled $8.7 million. The maximum total borrowings under this agreement during the nine months ended September 30, 1995 were $70.8 million, including letters of credit of $12.0 million.

Total long-term debt, including the 14% Debentures and capital lease obligations, decreased a total of $14.6 million. This is the result of $11.3 million of payments associated with sold properties, and continuing scheduled payments, offset by an increase in capital lease obligations, principally for equipment in new stores.

Working capital at September 30, 1995 was $40.0 million, a decrease of $3.5 million from the prior year end and a decrease of $1.9 million from one year ago. Increased inventory levels as a result of new stores have been principally offset by an increase in related accounts payable. Accounts receivable increased by $6.9 million since year end, reflecting the seasonality of the Company's business, but decreased by $6.0 million since one year ago, reflecting store closings. The current portion of long-term debt and capital lease obligations increased by $8.7 million, reflecting a $16.2 million reclassification to current maturity of 14% Debentures, due January 1, 1996, offset by net reductions of $7.5 million for mortgages and lease obligations.

Property, plant and equipment declined by $17.1 million since year end, reflecting property sales, offset by $6.2 million in capital expenditures. Capital expenditures were made principally to support Contractors' Warehouse stores, which opened in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio.

During 1995, an adjustment of $872 thousand was recorded, reducing the investment in its 50% owned Mexican joint venture, to reflect a devaluation of the Mexican peso in relation to the U.S. dollar. A corresponding adjustment was made to stockholders' equity.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
--------------------------------------------------------------------
September 30, 1994
------------------

Net income of $5.7 million for the first nine months of 1995 compared with a net loss of $900 thousand in 1994 with non-recurring items occurring in each year. The 1995 results include a pre-tax gain of $18.1 million on the sale of the Company's former headquarters site and a $4.5 million provision for the closing of Eastern Division stores. The 1994 results include a $6.5 million provision for the closing of 18 Eastern Division stores. Before non-recurring items, an operating loss of $1.4 million resulted in 1995, as compared to operating income of $10.0 million in 1994. Operating expense savings were insufficient to offset a gross profit decline of $20.7 million, which resulted from both sales declines and margin rate decreases. Declining housing starts and turnover rates, low selling prices and margins on commodity lumber prices, and sluggish economic conditions, particularly in the Northeast, contributed to the 1995 results.

In the fourth quarter of 1995, the Company is undertaking initiatives to improve future sales, particularly with respect to comparable store sales in the Eastern Division, which have had monthly declines since April 1995. Additional sales personnel, both on the road and within stores, are being added to all markets to expand service to professional customers. In addition, a door and window assembly facility will be opened in the East in early 1996 to improve the ability to meet customer special order needs.


Nine months ended September 30, 1995 compared with nine months ended
--------------------------------------------------------------------
September 30, 1994 (CONTINUED)
------------------------------

The following table shows comparative sales results by store type during the first six months, the third quarter and for the nine month period:

                            Six Months     Three Months      Nine Months
                            Ended June    Ended September  Ended September
                          --------------  ---------------  ---------------
                           1995    1994    1995    1994    1995    1994
                           ----    ----    ----    ----    ----    ----
SALES (in thousands)
Grossman's Stores
 Retail Sales             $ 95.6  $137.4  $ 59.9  $ 92.6  $155.5  $230.0
 Professional Sales         83.8    93.6    51.5    63.0   135.3   156.6
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores  179.4   231.0   111.4   155.6   290.8   386.6
Mr. 2nd's Bargain Outlet
 Stores                     24.9    21.2    12.0    11.7    36.9    32.9
                          ------  ------  ------  ------  ------  ------
Total Eastern Division     204.3   252.2   123.4   167.3   327.7   419.5
Contractors' Warehouse
 Division                  116.4   103.0    70.7    58.8   187.1   161.8
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.     $320.7  $355.2  $194.1  $226.1  $514.8  $581.3
                          ======  ======  ======  ======  ======  ======

% OF TOTAL SALES
Grossman's Stores
 Retail Sales               29.8 %  38.6 %  30.8 %  40.9 %  30.2 %  39.6 %
 Professional Sales         26.1    26.4    26.5    27.9    26.3    26.9
                          ------  ------  ------  ------  ------  ------
  Total Grossman's Stores   55.9    65.0    57.3    68.8    56.5    66.5
Mr. 2nd's Bargain Outlet
 Stores                      7.8     6.0     6.2     5.2     7.2     5.7
                          ------  ------  ------  ------  ------  ------
Total Eastern Division      63.7    71.0    63.5    74.0    63.7    72.2
Contractors' Warehouse
 Division                   36.3    29.0    36.5    26.0    36.3    27.8
                          ------  ------  ------  ------  ------  ------
Total Grossman's Inc.      100.0 % 100.0 % 100.0 % 100.0 % 100.0 % 100.0 %
                          ======  ======  ======  ======  ======  ======


RESULTS OF OPERATIONS
---------------------


Nine months ended September 30, 1995 compared with nine months ended
--------------------------------------------------------------------
September 30, 1994 (CONTINUED)
------------------------------

(TABLE CONTINUED)

                            Six Months     Three Months      Nine Months
                            Ended June    Ended September  Ended September
                          --------------  ---------------  ---------------
                           1995    1994    1995    1994     1995    1994
                           ----    ----    ----    ----     ----    ----
SALES % INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales              (30.4)% (21.2)% (35.3)% (16.4)% (32.4)% (19.4)%
 Professional Sales        (10.5)  (14.5)  (18.3)   (8.4)  (13.6)  (12.2)
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores  (22.3)  (18.6)  (28.4)  (13.4)  (24.8)  (16.6)
Mr. 2nd's Bargain Outlet
 Stores                     17.5    (9.5)    2.6    (4.9)   12.2    (7.9)
                           ------  ------  ------  ------  ------  ------
Total Eastern Division     (19.0)  (17.9)  (26.2)  (12.8)  (21.9)  (16.0)
Contractors' Warehouse
 Division                   13.0    17.9    20.2     5.4    15.6    13.0
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.       (9.7)% (10.0)% (14.2)%  (8.7)% (11.4)%  (9.5)%
                           ======  ======  ======  ======  ======  ======

COMPARABLE STORE SALES %
 INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Grossman's Stores
 Retail Sales              (12.3)%  (6.6)% (21.0)%  (4.0)% (15.9)%  (5.6)%
 Professional Sales          7.3    15.1    (3.4)   19.3     3.0    16.8
                           ------  ------  ------  ------  ------  ------
  Total Grossman's Stores   (4.1)    1.1   (13.7)    4.3    (8.0)    2.4
Mr. 2nd's Bargain Outlet
 Stores                      6.6    (1.0)     -     10.4     4.0     2.9
                           ------  ------  ------  ------  ------  ------
Total Eastern Division      (3.0)    1.0   (12.6)   53.1    (7.0)    2.4
Contractors' Warehouse
 Division                   (1.2)   (5.0)    9.4    (2.7)    2.6    (5.1)
                           ------  ------  ------  ------  ------  ------
Total Grossman's Inc.       (2.4)%  (0.6)%  (6.1)%   2.8 %  (3.9)%   0.5 %
                           ======  ======  ======  ======  ======  ======

TOTAL NUMBER OF STORES
Grossman's Stores             72      89                      71      89
Mr. 2nd's Bargain Outlet
 Stores                       20      18                      19      18
Contractors' Warehouse
 Division                     13      12                      14      12
                           ------  ------                  ------  ------
Total Number of Stores       105     119                     104     119
                           ======  ======                  ======  ======


Nine months ended September 30, 1995 compared with nine months ended
--------------------------------------------------------------------
September 30, 1994 (CONTINUED)
------------------------------

Total sales results reflect 18 Eastern Division stores closed in late 1994 and three Contractors' Warehouse openings; one in the second quarter of 1994, one early in 1995 and the other during the third quarter of 1995. Two Mr. 2nd's Bargain Outlet openings, one in late 1994 and one in early 1995, and one closing in the third quarter of 1995, are also reflected.

Within Grossman's stores, increases in comparable store sales results to professionals is indicative of the strategy to target these customers. Increases in comparable store sales to professionals resulted in the first two quarters, but a decline occurred in the third quarter. For the nine month period, the increase, however, was not enough to offset the continuing erosion of the retail customer comparable sales. Sales to both professional and retail customers reflect declining selling prices for commodity lumber products, which account for over 25% of the total sales mix. Contractors' Warehouse comparable store sales increased for the first nine months of 1995 by 2.6%. Within Contractors' Warehouse, a comparable store sales decline of 1.3% for the first six months of 1995, impacted by heavy rains in the first quarter, was offset by the third quarter increase of 9.4%.

The gross profit decline of $20.7 million was the result of the sales decline and a decline in gross margin from 24.7% in 1994 to 23.9% in 1995, reflecting the decline in commodity lumber margins. Margin declines also continue to occur as a result of sales increases to professional customers, who receive discounts from retail pricing and as Contractors' Warehouse stores continue to open. Total professional sales, including Contractors' Warehouse, increased from 54.7% in the nine month period ended September 30, 1994 to 62.6% in the comparable period in 1995.

Operating expenses, excluding the non-recurring store closing expense, decreased by $9.3 million for the nine month period in 1995 compared with the same period in 1994. This is the result of continued expense control and downsizing in selling and administrative expense areas, which account for $8.1 million of the decrease, reduction in depreciation and amortization of $934 thousand, principally due to the closing of 18 Eastern Division stores in the fall of 1994 and the sale of the Eastern Division Distribution Center in 1995, and a reduction in store preopening expense of $273 thousand. The reduction in selling and administrative expenses was tempered by additional costs, principally payroll, incurred during the first quarter related to Eastern Division store modifications. Operating expenses related to Project Pro's, Inc., the Company's 80% owned subsidiary, totalled $2.5 million for the first nine months of 1995, compared to $3.9 million in 1994.

In the fourth quarter of 1995, the Company undertook initiatives to further reduce administrative costs, consistent with efficiencies gained during the relocation of the home office facility, store closings and changes in operating procedures. Cost saving measures, including adjusting store hours and overhead levels and reassessing all home office functions, will result in lower infrastructure costs.

Nine months ended September 30, 1995 compared with nine months ended
--------------------------------------------------------------------
September 30, 1994 (CONTINUED)
------------------------------

At the end of the third quarter in both 1994 and 1995, non-recurring charges for store closings were recorded to cover costs related to leases, severance and outplacement expenses, inventory writedowns, other expenses and property, plant and equipment costs. In 1995, the Company closed 11 underperforming stores and a $4.5 million provision was recorded, and in 1994 18 stores were closed and a $6.5 million provision was recorded. In the nine months ended September 30, 1994 and 1995, sales from stores now closed represented 20.1% and 7.3%, respectively, of total sales.

Interest expense increased to $6.4 million during the first nine months of 1995 from $5.6 million during the first nine months of 1994, reflecting both an increase in average revolving credit borrowings and the rate on such borrowings. The weighted average rate on revolver borrowings increased from 7.1% in 1994 to 9.5% in 1995.

Included in the 1995 results is a third quarter $18.1 million pre-tax gain on the sale of the Company's headquarters site. This gain results from the selling price, offset by the net book value of the property, the discount on the note received from Kmart, certain site shutdown costs which were incremental to the normal operations of the facility and closing costs associated with the transaction.

The 1995 first nine months include a $483 thousand net loss related to the Company's 50% owned Mexican joint venture, compared with a $238 thousand loss in 1994, when the venture began operations midway through the second quarter.



Three months ended September 30, 1995 compared with three months ended
----------------------------------------------------------------------
September 30, 1994
------------------

Net income of $15.3 million for the third quarter of 1995 compared with net income of $500 thousand in 1994. The 1995 results include a pre-tax gain of $18.1 million on the sale of the Company's former headquarter site and a $4.5 million provision for the closing of 11 Eastern Division stores. The 1994 results include a $6.5 million provision for the closing of 18 Eastern Division stores. Before non-recurring items, operating income of $5.4 million resulted in 1995, as compared to operating income of $8.5 million in 1994. Operating expense savings were insufficient to offset a gross profit decline of $7.8 million. Declining housing starts and turnover rates, low selling prices and margins on commodity lumber prices, and sluggish economic conditions, particularly in the Northeast, contributed to the 1995 results.

Third quarter sales results reflect 18 Eastern Division stores closed in late 1994 and two Contractors' Warehouse openings, one in early 1995 and the other during the third quarter. Two Mr. 2nd's Bargain Outlet openings, one in late 1994 and one in early 1995, and one closing in the third quarter of 1995, are also reflected.

Three months ended September 30, 1995 compared with three months ended
----------------------------------------------------------------------
September 30, 1994 (CONTINUED)
------------------------------

Within Grossman's stores, comparable store sales results declined to both the retail and professional customers. Sales in both categories reflect declining selling prices for commodity lumber products, which account for over 25% of the total sales mix. As previously mentioned, in reaction to sales results, the Company is undertaking initiatives to improve future sales. Comparable store sales within Mr. 2nd's Bargain Outlet stores were unchanged in the third quarter of 1995. Contractors' Warehouse comparable store sales increased by 9.4% in the third quarter of 1995.

The gross profit decline of $7.8 million was directly the result of the sales decline. The gross margin rate for the quarter remained constant from 1994 to 1995 as margin rate declines resulting from lower commodity margins and a shift toward professional sales were offset by certain price increases and a change in product sales mix.

Operating expenses, excluding non-recurring store closing expenses decreased by $4.6 million for the quarter ended September 1995, compared with the same period in 1994. This is the result of continued expense control and downsizing in selling and administrative expense areas, which account for $4.4 million of the decrease, reduction in depreciation and amortization of $428 thousand, principally due to the closing of 18 Eastern Division stores, the sale of the Eastern Division Distribution Center in 1995, and an increase in store preopening expense of $214 thousand due to the opening of a Contractors' Warehouse and a Mr. 2nd's Bargain Outlet. Operating expenses related to Project Pro's, the Company's 80% owned subsidiary, totalled $846 thousand for the third quarter of 1995, as compared to $1.6 million for the third quarter of 1994.

At the end of the third quarter in both 1994 and 1995, non-recurring charges for store closings were recorded to cover costs related to leases, severance and outplacement expenses, inventory writedowns, other expenses and the net unrecoverable amount of property, plant and equipment. In 1995, the Company closed 11 underperforming stores and a $4.5 million provision was recorded, and in 1994 18 stores were closed and a $6.5 million provision was recorded. In the three months ended September 30, 1994 and 1995, sales from stores now closed represented 19.7% and 7.1%, respectively, of total sales.

Interest expense increased from $1.8 million during the third quarter of 1994 to $2.1 million during the third quarter of 1995, reflecting both an increase in average revolving credit and the rate on such borrowings. The weighted average rate on revolver borrowings increased from 7.8% in 1994 to 9.4% in 1995.

PART II - OTHER INFORMATION
---------------------------

ITEM 5. OTHER INFORMATION

     On September 26, 1995, the Company sold its former headquarters site in Braintree, Massachusetts for $32.0 million, represented by $16.2 million in cash and a promissory note for $15.8 million payable over two years, in accordance with the agreement filed on June 23, 1995 with the Securities and Exchange Commission as an exhibit to Form 8-K. The note is due in two installments; $8.0 million is due in January 1997 and the remainder is due September 1997. The note bears interest at 1% over Prime Rate after January 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS

     4(o)-2 Third Amendment, dated March 15, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                      December 15, 1993, filed herewith.

     4(o)-3 Fourth Amendment, dated July 27, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                      December 15, 1993, filed herewith.

     4(o)-4 Fifth Amendment, dated October 26, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                      December 15, 1993, filed herewith.

     11(a) Statement re computation of earnings per share, filed herewith.


   (b) REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

SIGNATURES
----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GROSSMAN'S INC.
                                            -------------------
                                                  Company



                                    by    /s/ Steven L. Shapiro
                                    --------------------------------------
                                              Steven L. Shapiro
                                          Vice President - Controller
                                         (Principal Accounting Officer)






DATE:  November 14, 1995