Form 10-K
period 1995-12-31
GROSSMANS INC
filed 1996-04-09
CIK 33798

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).

     For the fiscal year ended December 31, 1995

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required).
        For the transition period from_________________ to __________________

Commission File Number 1-542
                                GROSSMAN'S INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                         38-0524830
- ----------------------------------------    --------------------
    (State or other jurisdiction of            (IRS Employer
     incorporation or organization)         Identification No.)

   45 DAN ROAD, CANTON, MASSACHUSETTS              02021
- ----------------------------------------    --------------------
(Address of principal executive offices)         (Zip Code)

                                 (617) 830-4000
       ------------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

               NAME OF EXCHANGE
             ON WHICH REGISTERED                              TITLE OF CLASS
             -------------------                              --------------
           The Nasdaq Stock Market               Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

                                      None
       ------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 27, 1996 was $46,471,919.

     The number of shares of the registrant's class of Common Stock ($.01 par value) outstanding on March 27, 1996 was 26,089,498, exclusive of 42,849 shares held as treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby, is incorporated by reference into Part III of this Form 10-K to the extent set forth herein.

===============================================================================

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

     On March 11, 1985, Evans Products Company ("Evans") and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. On November 19, 1986, the Company emerged from the Chapter 11 proceedings. Under a court approved Reorganization Plan, the following transactions took place in 1986. Substantially all of Evans' assets, other than those of the retail building materials business conducted by Evans' wholly-owned subsidiary, Grossman's Inc. ("Old Grossman's"), were transferred to Evans Asset Holding Company and a trust, each beneficially owned by the lenders to Evans and one of its subsidiaries for the purpose of liquidating such assets. Evans and its filing subsidiaries (including Old Grossman's) were discharged from substantially all of their pre-Chapter 11 petition indebtedness. All of Evans' outstanding shares of common stock and preferred stock were cancelled. Old Grossman's was then merged into Evans, which adopted the name Grossman's Inc. (the "Company"), and the Company distributed to its creditors or to a trust or reserve for unpaid and unliquidated claims, $60,000,000 of its 13% Debentures, which matured in 1991, $73,000,000 of its 14% Debentures due January 1, 1996, $105,200,000 face value of its Zero Coupon Notes, which matured and the final installment paid in January 1993, and 20,000,000 shares of its Common Stock (of which 1,859,852 shares were sold by the trust and the Company in a private placement in December 1986).

     On July 31, 1987, the Company completed a public offering of 11,000,000 shares of its Common Stock. Of the shares offered, 6,131,347 shares were sold by the Company, with the net proceeds of $45,092,000 used to purchase outstanding 13% and 14% Debentures. The remaining 4,868,653 shares sold in the offering were sold by stockholders.

     On August 25, 1989, the Company sold its Northwest Division, consisting of 28 retail building materials stores located in California, to GNW Partners, L.P., a California limited partnership. Certain of the former management employees of the Northwest Division were partners in GNW. On September 12, 1989, the Company sold the assets and business of its Moore's Division to Harcros Lumber & Building Supplies Inc., an indirect wholly-owned subsidiary of Harrisons & Crosfield plc of London, England. The Moore's Division consisted of 59 retail building materials stores and yards located in Maryland, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Virginia and West Virginia. Net proceeds from the 1989 sales of the Moore's and Northwest Divisions totalled $105.7 million. Such proceeds were principally used for the retirement of long-term debt.

     In the respective fourth quarters of 1993, 1994 and 1995, the Company closed 22, 18 and 11 stores in the East. On March 28, 1996, the Company announced the closing of the remaining 60 Grossman's stores, located in eight Northeastern states. The closing of these 60 stores was in conjunction with a series of financing transactions to provide improved liquidity, principally for the expansion of the Contractors' Warehouse and Mr. 2nd's Bargain Outlet divisions.

  (b) Financial Information About Industry Segments

     The Company's operations during the last three years have been entirely in the retail building materials industry.

  (c) Narrative Description of Business

     Following the closing of its Grossman's stores in March 1996, the Company operates 39 stores, under the names "Contractors' Warehouse" and "Mr. 2nd's Bargain Outlet", as listed in Item 2 below.

     The Company has a 50% interest in a Mexican joint venture, which operates one store in Monterrey, Mexico under the name "Builder's Mart".

     The following are descriptions of each ongoing operation:

CONTRACTORS' WAREHOUSE

     The 15 Contractors' Warehouse stores operate in California, Nevada, Ohio and Indiana. Stores range in size from 70,000 to 110,000 square feet on approximately seven acres. In addition, all stores have large drive-thru lumber yards, well-stocked with varieties, sizes and quantities of lumber and building materials. Drive-thru lumber yards are typically one half of the store size and are designed for ease in locating and loading products. Focused on the needs of remodelers, independent contractors, homebuilders and other building professionals, Contractors' Warehouse provides competitive pricing and the convenience of one-stop shopping for these customers. The Company extends credit on open account to qualified contractors.

     Contractors' Warehouse stores operate on the basis of in-depth knowledge about the requirements of local customers. The result is a merchandise mix selectively focused on the lumber, materials, products and supplies that satisfy professional customers in the quantities they need.

     Contractors' Warehouse appeals to its target market by providing specialized services that add value. Contractor services include special order showrooms, computer estimating services, development of material lists and prices from blueprints, quick bid job quotes, professional tool rental, specialized delivery services and early opening hours. Architectural services are also available at some locations. As a service to home builders and other contractors, trained sales personnel specializing in contractor sales call upon contractors on the job site.

MR. 2ND'S BARGAIN OUTLET

     These specialty stores, which first opened in 1971, operate at 24 locations in Massachusetts, New York, and Rhode Island. Mr. 2nd's Bargain Outlet stores offer close-outs, seconds and over-stocks in a wide range of building materials and building-related merchandise.

     A Mr. 2nd's Bargain Outlet store typically consists of approximately 20,000 square feet located on a two-acre site. These no-frills, low overhead stores offer steep discount pricing on an everyday basis, communicated to customers through print advertising.

     Mr. 2nd's Bargain Outlet stores are self-service stores which sell building materials and other building related merchandise, including a selection of reconditioned appliances. Many of Mr. 2nd's Bargain Outlet customers are repeat customers aware that these stores often carry non-repeat merchandise in limited quantities.

     The market niche for Mr. 2nd's Bargain Outlet stores is do-it-yourself customers who are looking for a cost-effective alternative to traditional home improvement centers.

INTERNATIONAL OPERATIONS

     Construcentro is a 50% owned joint venture with a Mexican partner, operating under the name Builder's Mart. Modeled on the Contractors' Warehouse format and tailored to the specific needs of its local customers and marketplace, the first Builder's Mart opened in Monterrey, Mexico in 1994.

     Market research indicates that building professionals would be attracted to a store that could offer convenience, selection and competitive pricing. The demand for housing in Mexico has been strong and thus provides the potential for future growth opportunities. Additional stores in Mexican markets have been deferred, awaiting stabilization of the Mexican economy.

     Working with potential partners, the Company is exploring joint venture and licensing arrangements to expand the Contractors' Warehouse concept into additional international markets. Grossman's would provide business know how, systems, software, and personnel training and participates in future growth and revenues.

SALES MIX


     The Company's sales mix by product category, as a percentage of total sales, is shown in the following table. Pro forma 1995 percentages exclude
Grossman's stores, which were all closed subsequent to 1995 year end:

                                                                   YEAR ENDED DECEMBER 31,
                                             PRO FORMA     ----------------------------------------
                                               1995        1995     1994     1993     1992     1991
                                             ---------     ----     ----     ----     ----     ----
Wood building materials....................      24%        30 %     28 %     28 %     27 %     25 %
Non-wood building materials................      14         15       15       14       13       13
Millwork, doors and windows................      21         19       16       16       17       17
Paint, decorator products, panelling, floor
  coverings and ceilings...................       8          9       10       10       11       12
Kitchen, bath and plumbing products........      17         13       13       13       13       14
Hardware, electrical supplies and tools....      16         13       14       15       15       15
Seasonal items.............................      --          1        4        4        4        4
                                                ---        ---      ---      ---      ---      ---
                                                100%       100 %    100 %    100 %    100 %    100 %
                                                ===        ===      ===      ===      ===      ===

CUSTOMERS


     The following table shows the percentage of total sales by type of customer within each of the Company's divisions:

                                                                YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                     1995      1994      1993      1992      1991
                                                     -----     -----     -----     -----     -----
Grossman's Stores
  Retail Sales.....................................   28.4%     38.2%     42.9%     49.8%     59.2%
  Professional Sales...............................   26.0      27.5      27.9      25.4      18.9
                                                     -----     -----     -----     -----     -----
     Total Grossman's Stores.......................   54.4      65.7      70.8      75.2      78.1
Mr. 2nd's Bargain Outlet Stores....................    7.2       5.8       5.5       5.4       5.3
                                                     -----     -----     -----     -----     -----
Total Eastern Division.............................   61.6      71.5      76.3      80.6      83.4
Contractors' Warehouse Division....................   38.4      28.5      23.7      19.4      16.6
                                                     -----     -----     -----     -----     -----
Total..............................................  100.0%    100.0%    100.0%    100.0%    100.0%
                                                     =====     =====     =====     =====     =====

     The Company's business is spread among thousands of customers and is not dependent upon any limited number of customers.

PROMOTION

     With the exception of catalogs provided to customers, which describe stores, services, prices and products, Contractors' Warehouse advertising is principally for new store grand openings. Catalogs establish prices for designated periods of time, e.g. 60 days, and provide customers with a valuable tool in the preparation of job quotes.

     Mr. 2nd's Bargain Outlet stores generally advertise weekly in full page color newspaper advertisements. These advertisements appear consistently in weekly sections of newspapers familiar to customers, allowing customers to quickly view sale prices and products.

SUPPLIERS

     The Company purchases its merchandise from several thousand manufacturers and suppliers. No single supplier accounted for more than 7.5% of total purchases in 1995, or purchases within any individual division. Alternative sources of supply are generally available for most major product categories, except for certain brand name products. Contractual arrangements with suppliers are generally limited to individual purchase orders.

     The Company stocks inventory at levels designed to meet both the recurring and seasonal needs of its customers. Inventory levels are highest during the increased sales activity periods of the second and third quarters. The Company has separate automated, integrated replenishment systems in each division, used to maintain in-stock position on all inventory items and allow for inventory management.

     The Company receives merchandise directly from manufacturers or through distributors. Bulk materials are ordered in full railcar or truckload quantities. Shipments are made directly to Contractors' Warehouse stores. Shipments to Mr. 2nd's Bargain Outlet stores are made both directly to stores and through a distribution center or redistribution locations for ultimate distribution to stores.

COMPETITION

     The Company competes with national building materials and home center chains and with regional or local firms. In addition, certain general merchandise chains are significant retail merchandisers of home improvement products. In California, the Company primarily competes with retail building material warehouses.

SEASONALITY

     Historically, the Company has recorded its highest sales level in the second and third quarters. The first quarter has traditionally been a period of low sales activity with resultant operating losses for most of the stores, as fewer home improvement projects in the Company's markets are undertaken during winter months.

EMPLOYEES

     At December 31, 1995, the Company employed approximately 3,400 people, including 1,200 part-time employees. Upon completion of the closing of the Grossman's stores, as previously described, the work force will total approximately 1,800 employees, including 600 part-time employees.

TRADE NAMES

     The Company has no material patents, trademarks, licenses, franchises, or concessions.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                                               YEARS
                                                                                                 OF
             NAME               AGE                      POSITION                            SERVICE(1)
             ----               ---                      --------                            ----------
Sydney L. Katz................  54    President and Chief Executive Officer                     13
David T. Krawczyk.............  39    Executive Vice President --                               23
                                      President of Contractors' Warehouse Division

Michael J. Shea...............  46    Executive Vice President and Chief Financial Officer       1
Richard E. Kent...............  67    Vice President, Secretary and General Counsel             24
Arthur S. Ryan................  51    Vice President and Treasurer                               9
Steven L. Shapiro.............  38    Vice President -- Controller                              10

- ---------------
(1) Years of service represent total years with the Company and its predecessors.

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

DAVID T. KRAWCZYK                     Executive Vice President--
                                      President of Contractors' Warehouse
                                      Division

Mr. Krawczyk was elected Executive Vice President -- President of Contractors' Warehouse Division in April 1993. Prior to that time he served as an executive of the Contractors' Warehouse Division and in other administrative capacities of the division for more than five years, except for a four month period in 1992 when he was engaged in his own business. Mr. Krawczyk began his employment with the Company in 1973.

MICHAEL J. SHEA                       Executive Vice President and Chief
                                      Financial Officer

Mr. Shea has been Executive Vice President and Chief Financial Officer since September 5, 1995. Prior to that date he was Executive Vice President and Chief Financial Officer of Legal Seafoods Inc. of Boston and from 1978 to 1994 held positions at Ocean Spray Cranberries, Inc., the latest being Vice President of Logistics. Prior to such time, he was employed as a Certified Public Accountant with Deloitte & Touche.

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

ARTHUR S. RYAN                        Vice President and Treasurer

Mr. Ryan has been Vice President and Treasurer since December 1994. Prior to such date, he was a Vice President since 1988. He began his employment with Grossman's in 1987. Prior to such time, he was employed by Thermo Electron Corporation, Honeywell Information Systems, Inc. and General Electric.

STEVEN L. SHAPIRO                     Vice President -- Controller

Mr. Shapiro has been Controller since May 3, 1993 and Vice President since September 1995. Prior to such date he was Assistant Controller since August 11, 1986. Mr. Shapiro was employed as a Certified Public Accountant with Arthur Andersen & Co. from September 1979 to August 1986.

ITEM 2.  PROPERTIES

     See Item 1 (c) Narrative Description of Business for descriptions of the Company's store sizes and markets.

     The Company's 39 stores operate under the names Contractors' Warehouse and Mr. 2nd's Bargain Outlet, and are located in cities and towns in seven states, as follows:

OPERATING PROPERTIES

                             CONTRACTORS' WAREHOUSE
CALIFORNIA                   INDIANA                       OHIO
- ----------                   -------                       ----
Carson                       Fort Wayne                    Cincinnati
Colton                       Indianapolis                  Columbus
La Habra                                                   Dayton
Long Beach
Montebello                                                 NEVADA
North Hollywood                                            ------
Pomona                                                     Reno
Sacramento
Ventura

                            MR. 2ND'S BARGAIN OUTLET

MASSACHUSETTS                NEW YORK                      RHODE ISLAND
- -------------                --------                      ------------
Braintree                    Brighton                      Central Falls
Brighton                     Buffalo                       Warwick
Fitchburg                    Cheektowaga                   Woonsocket
Framingham                   East Dewitt
Malden                       North Syracuse
Marshfield                   Renssalaer
Peabody                      Rochester
Walpole                      Schenectady
Waltham                      Tonawanda
Worcester                    Webster
                             West Seneca

                                 BUILDER'S MART

                                     MEXICO
                                     ------
                                   Monterrey

     Within the 39 operating properties, 16 are owned and 23 are leased, of which 12 have leases that expire without renewal or purchase options within the next ten years. Historically, leases without renewal options have been actively negotiated and renewed by the Company prior to expiration. Two leases have options for the Company to purchase the stores from the lessors at various times at an aggregate purchase price estimated to be below aggregate current market value. The Company also leases a distribution center for Mr. 2nd's Bargain Outlet stores. The Company's properties are considered well maintained and in good condition.

     The net book value of the Company's owned real properties as of December 31, 1995 is approximately $60.4 million, including $9.0 million for properties in operation subsequent to the closing of the Grossman's stores in March 1996. Mortgage debt of approximately $3.5 million was outstanding on December 31, 1995 on four of the Company's owned properties. Subsequent to year end, the Company received a commitment for $33 million in mortgage financing, secured by owned properties.

NON-OPERATING PROPERTIES

     The Company has 55 owned properties available for sale, primarily former store locations. The Company is actively marketing these properties, listed below, with proceeds from sales to be used for debt repayment. In addition, the Company has 25 leased facilities which were former operating stores.

CONNECTICUT                     NEW YORK                      MASSACHUSETTS
- -----------                     --------                      -------------
Branford*                       Auburn                        Auburn*
Bristol                         Ballston Spa                  Auburn
Brookfield                      Binghamton*                   Brockton
Groton                          Camillus                      Danvers
Manchester*                     Canandaigua                   Gardner
Middletown                      Cortland*                     Hatfield
Torrington                      Depew                         Hyannis
Waterbury                       Dewitt                        Indian Orchard*
West Haven*                     Glens Falls                   North Attleboro
                                Hamburg                       North Plymouth
NEW HAMPSHIRE                   Herkimer*                     Pittsfield*
- -------------                   Hudson                        Randolph
Concord                         Ithaca*                       Raynham
Dover                           Johnstown*                    West Springfield*
Keene                           Kingston*
Laconia                         Lakewood                      PENNSYLVANIA
North Haverhill*                Latham*                       ------------
Portsmouth                      Malone                        Bristol
Salem                           Niagara Falls                 Bustleton*
                                Olean                         Harbor Creek
MAINE                           Plattsburgh                   Hazelton
- -----                           Rome                          Scranton
Auburn*                         Saranac Lake
Augusta                         Utica                         RHODE ISLAND
Bangor*                         Vestal*                       ------------
Bangor                          Wappingers Falls*             Johnston
Brunswick                       Watertown*                    North Kingstown
Ellsworth                       West Babylon
Houlton*                                                      VERMONT
Portland*                       NEW JERSEY                    -------
Rockland                        ----------                    Montpelier*
Scarborough                     Lawrenceville                 Rutland
Waterville                                                    South Burlington*

- ---------------
*Leased facilities

     Changes in the number of stores since 1986 are as follows:

                                              STORES           STORES
                                              OPENED           CLOSED        STORES OF
                                            (INCLUDING       (INCLUDING      DIVISIONS     PERIOD END
    YEAR                                   RELOCATIONS)     RELOCATIONS)       SOLD          TOTAL
    ----                                   ------------     ------------     ---------     ----------
    1986.................................        3                7              --            272
    1987.................................        3               17              --            258
    1988.................................        8               20              --            246
    1989.................................        4                7              87            156
    1990.................................        1                2              --            155
    1991.................................        1               17              --            139
    1992.................................        1                2              --            138
    1993.................................        5               24              --            119
    1994.................................        2               16              --            105
    1995.................................        6               15              --             96
    1996*................................        3               60              --             39

- ---------------
* Through March 31, 1996

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

     Grossman's Inc. Common Stock trades on The Nasdaq Stock Market under the symbol GROS. The number of holders of record of the Company's Common Stock on March 27, 1996 was 1,742. This number does not include beneficial owners holding
Common Stock in bank or broker name, which the Company believes represents approximately 7,000 owners.

                                                        1995                     1994
                                                --------------------       -----------------
                                                HIGH          LOW          HIGH         LOW
                                                -----       --------       -----       -----
    First Quarter.............................  $2 7/8      $2             $4 3/4      $3
    Second Quarter............................   2 5/8       1 15/16        4 1/8       2
    Third Quarter.............................   2 7/16      1 11/16        2 5/8       1 7/8
    Fourth Quarter............................   1 7/8       1  5/16        3 1/4       2 1/8

     No cash dividends have been paid on the Company's Common Stock since its initial issuance on November 19, 1986.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial and statistical data for the nine years ended December 31, 1995 are derived from the audited consolidated financial statements of the Company and other available operating information. The data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                                              1993
                                                                                   1995         1994       (53 WEEKS)
                                                                                 --------     --------     ----------
                                                                                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT
                                                                                 PER SHARE AND PER SQUARE FOOT DATA)
OPERATING INFORMATION
Sales..........................................................................  $669,899     $759,156      $841,974
Gross profit...................................................................   159,679      187,061       212,885
Operating expenses.............................................................   173,440      184,998       242,220
Operating income (loss)........................................................   (13,761)       2,063       (29,335)
Interest expense...............................................................     8,211        7,376         8,422
Other income (expenses)........................................................    (4,095)      (3,322)          578
Income (loss) before income taxes..............................................      (198)      (2,117)      (38,120)
Income taxes (credits).........................................................        --         (212)       30,228
Extraordinary items, net.......................................................        --           --            --
Net income (loss)..............................................................      (198)      (1,905)      (68,348)
Net income (loss) per share....................................................     (0.01)       (0.07)        (2.66)
Weighted average number of shares(000's).......................................    25,946       25,752        25,661
SELECTED OPERATING INFORMATION AS A PERCENTAGE OF SALES
Gross profit...................................................................      23.8%        24.6%         25.3%
Operating expenses.............................................................      25.9         24.4          28.8
Operating income (loss)........................................................      (2.1)         0.3          (3.5)
Interest expense...............................................................       1.2          1.0           1.0
Income (loss) before income taxes..............................................        --         (0.3)         (4.5)
Net income (loss)..............................................................        --         (0.3)         (8.1)
BALANCE SHEET INFORMATION
Inventories....................................................................  $102,009     $116,602      $121,820
Current assets.................................................................   147,997      148,133       154,594
Property, plant and equipment, net.............................................    94,256      114,897       130,164
Total assets...................................................................   243,529      266,620       287,448
Current liabilities............................................................   113,156      104,649       119,768
Working capital................................................................    34,841       43,484        34,826
Long-term obligations..........................................................    38,512       59,927        64,505
Total stockholders' investment.................................................    73,795       80,645        72,368
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding capital lease additions........................  $  9,452     $  4,801      $ 15,050
Long-term debt to equity ratio.................................................     0.8:1        0.9:1         1.1:1
Inventory turnover (1).........................................................       4.2          4.4           4.3
STORES AND EMPLOYEES
Number of stores -- year end...................................................        96          105           119
Average sales per store (2)....................................................  $  6,504     $  6,718      $  6,200
Square footage (000's).........................................................     3,983        3,996         4,216
Average sales per square foot (3)..............................................  $ 164.84     $ 183.20      $ 174.40
Number of employees
  Full time....................................................................     2,200        2,300         2,700
  Part time....................................................................     1,200        1,800         1,600
                                                                                   ------       ------        ------
                                                                                    3,400        4,100         4,300

- ---------------
(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).


                                                                                   1992         1991          1990
                                                                                 --------     --------     ----------
                                                                                 (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT
                                                                                 PER SHARE AND PER SQUARE FOOT DATA)
OPERATING INFORMATION
Sales..........................................................................  $833,370     $806,636      $812,485
Gross profit...................................................................   223,390      219,057       224,651
Operating expenses.............................................................   208,902      205,533       224,795
Operating income (loss)........................................................    14,488       13,524          (144)
Interest expense...............................................................     8,275        9,444        11,410
Other income (expenses)........................................................     3,839        2,833         8,105
Income (loss) before income taxes..............................................    10,052        6,913        (3,449)
Income taxes (credits).........................................................     3,820        2,622        (1,050)
Extraordinary items, net.......................................................        --           --            --
Net income (loss)..............................................................     6,232        4,291        (2,399)
Net income (loss) per share....................................................      0.24         0.17         (0.09)
Weighted average number of shares (000's)......................................    26,193       25,878        26,052
SELECTED OPERATING INFORMATION AS A PERCENTAGE OF SALES
Gross profit...................................................................      26.8%        27.2%         27.6%
Operating expenses.............................................................      25.1         25.5          27.7
Operating income (loss)........................................................       1.7          1.7            --
Interest expense...............................................................       1.0          1.2           1.4
Income (loss) before income taxes..............................................       1.2          0.9          (0.4)
Net income (loss)..............................................................       0.7          0.5          (0.3)
BALANCE SHEET INFORMATION
Inventories....................................................................  $123,230     $109,815      $119,537
Current assets.................................................................   179,587      193,787       202,263
Property, plant and equipment, net.............................................   134,693      118,635       120,095
Total assets...................................................................   339,002      341,944       353,600
Current liabilities............................................................   112,980      113,047       132,786
Working capital................................................................    66,607       80,740        69,477
Long-term obligations..........................................................    52,985       64,177        62,126
Total stockholders' investment.................................................   161,023      154,529       148,161
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding capital lease additions........................  $ 26,602     $ 11,929      $ 20,864
Long-term debt to equity ratio.................................................     0.4:1        0.5:1         0.6:1
Inventory turnover(1)..........................................................       4.6          4.6           4.1
STORES AND EMPLOYEES
Number of stores -- year end...................................................       138          139           155
Average sales per store(2).....................................................  $  5,995     $  5,563      $  5,208
Square footage (000's).........................................................     4,628        4,565         4,718
Average sales per square foot(3)...............................................  $ 180.57     $ 174.73      $ 172.22
Number of employees
  Full time....................................................................     3,100        2,900         3,200
  Part time....................................................................     1,900        1,800         2,000
                                                                                 --------     --------      --------
                                                                                    5,000        4,700         5,200

- ---------------
(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).


                                                                                                1988
                                                                                 1989        (53 WEEKS)        1987
                                                                              ----------     ----------     ----------
                                                                                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT
                                                                                PER SHARE AND PER SQUARE FOOT DATA)
OPERATING INFORMATION
Sales.......................................................................  $1,052,095     $1,141,602     $1,077,297
Gross profit................................................................     296,387       331,762         315,733
Operating expenses..........................................................     272,346       303,277         275,679
Operating income............................................................      24,041        28,485          40,054
Interest expense............................................................      19,818        22,013          26,131
Interest and other income...................................................      15,166         7,562           8,001
Income (loss) before income taxes...........................................      19,389        14,034          21,924
Income taxes................................................................       7,396         5,209           9,753
Extraordinary items, net....................................................      (1,262)           --          (1,204)
Net income (loss)...........................................................      10,731         8,825          10,967
Net income (loss) per share.................................................        0.41          0.34            0.49
Weighted average number of shares (000's)...................................      26,397        26,216          22,707
SELECTED OPERATING INFORMATION AS A PERCENTAGE OF SALES
Gross profit................................................................        28.2%         29.1 %          29.3%
Operating expenses..........................................................        25.9          26.6            25.6
Operating income............................................................         2.3           2.5             3.7
Interest expense............................................................         1.9           1.9             2.4
Income (loss) before income taxes...........................................         1.8           1.2             2.0
Net income (loss)...........................................................         1.0           0.8             1.0
BALANCE SHEET INFORMATION
Inventory...................................................................  $  132,825     $ 164,364      $  155,964
Current assets..............................................................     220,693       251,317         273,044
Property, plant and equipment, net..........................................     107,602       156,722         115,922
Total assets................................................................     357,310       434,689         421,994
Current liabilities.........................................................     112,417       129,091         126,821
Working capital.............................................................     108,276       122,226         146,223
Long-term obligations.......................................................      87,784       160,574         159,966
Total stockholders' investment..............................................     154,189       143,432         134,657
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding capital lease additions.....................  $   17,959     $  43,402      $   21,505
Long-term debt to equity ratio..............................................       0.7:1         1.3:1           1.3:1
Inventory turnover(1).......................................................         4.4           4.5             4.6
STORES AND EMPLOYEES
Number of stores -- year end................................................         156           246             258
Average sales per store(2)..................................................  $    4,726     $   4,505      $    4,023
Square footage (000's)......................................................       4,599         7,840           7,560
Average sales per square foot(3)............................................  $   156.50     $  150.33      $   139.10
Number of employees
  Full time.................................................................       3,300         5,600           5,200
  Part time.................................................................       2,000         2,500           2,500
                                                                              ----------     ----------     ----------
                                                                                   5,300         8,100           7,700

- ---------------
(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period (adjusted for divisions sold in 1989).
(3) Calculated based upon the square footage at the end of each quarterly period (adjusted for divisions sold in 1989).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     For the last several years, the Company has been working towards repositioning its Grossman's stores in the East to focus store operations upon a market niche to serve the professional customer and offset the loss of market share with the retail customer. Sales for September 1995, which in the prior year had been the largest volume month for professional sales, were below expectations. Within Grossman's stores, comparable store sales to professionals decreased by 7.0%, compared with a 23.3% increase one year ago. Comparable retail sales in these stores declined by 23.5% in September 1995 versus a 0.5% decline in September 1994. Eleven underperforming stores were closed immediately, but sales results in the remaining stores continued to deteriorate. Based upon these results, it became apparent that future professional sales growth could not be anticipated to cover the continued erosion in the retail sector. Losses and cash deficits attributable to the Grossman's stores significantly impaired the Company's liquidity, and projections of future results did not indicate a reversal of this trend. During the latter months of 1995, the Company met with potential strategic and financial buyers and lenders to seek sources of capital or financing to meet the upcoming debt maturities and provide sufficient liquidity to adequately stock the stores with merchandise for the upcoming 1996 spring selling season.

     No outside sources of capital for the continuation of the Grossman's stores were found and the Company's revolving credit agreement did not provide sufficient availability to enable the stores to secure sufficient inventory for the 1996 spring selling season. Additionally, funds were not available for the scheduled $17.3 million of principal and interest payments due on maturing 14% Debentures. As a result, a course of action was undertaken to liquidate the Grossman's stores, offer the owned properties for sale and provide the requisite liquidity to service debt and to support the current operations and future expansions of the Contractors' Warehouse and Mr. 2nd's Bargain Outlet divisions.

     To improve liquidity during the latter part of 1995, the Company sought offers for its $15.8 million note receivable from Kmart Corporation, received in partial settlement from the sale of its former Braintree, Massachusetts headquarters property. Due to Kmart's troubled financial situation at that time, no reasonable non-contingent offers were received.

     The Company continued to seek additional financing in 1996 and, after lengthy negotiations, a restructuring and refinancing plan was announced on March 28, 1996, under which the remaining 60 Grossman's stores, located in eight Northeastern states, were closed. Four transactions were committed to in the same time period: refinancing of the Company's 14% Debentures originally due January 1996; sale of the note receivable from Kmart Corporation; obtaining a $33 million mortgage loan, secured by owned properties to be offered for sale; and a commitment for a new long-term revolving credit agreement, with increased borrowing availability. An estimated $40 million restructuring charge will be reflected in the 1996 first quarter financial statements related to severance costs, lease payments, inventory liquidation costs, other expenses and the net unrecoverable amount of property plant and equipment. Approximately one half of the charge will result in a cash outflow, most of which will occur in 1996.

     The Company began the closing and liquidation of its Grossman's stores on March 29, 1996. Concurrent with the timing of the store closings, expected to take up to ten weeks, administrative support functions in the Company's headquarters were reduced. Upon completion of the store closings, the Company's total workforce will have been reduced from approximately 3,400 to 1,800.

     Holders of 14% Debentures will be paid for principal and interest due, in a combination of cash and notes payable. Cash payments will total approximately $12 million. Notes payable of $3 million, due in three years, with interest payable semi-annually at 10%, will be issued. These notes will be convertible at the holder's option into shares of the Company's Common Stock at $1.30 per share. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15% per annum, will also be issued. These notes are due in three years and may be repaid prior to maturity from proceeds of real estate sales, after full repayment of mortgage notes, described below. Interest on these notes may be deferred at the Company's option.

     The Company's $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13 million on March 22, 1996.

     The Company received a commitment for a series of mortgage notes, payable principally from sales of closed store and other properties. The mortgage notes are secured by both closed and operating owned properties. The notes total $32.9 million, $2.9 million of which will be non-interest bearing and is payable from the first sale of properties. An additional $4.0 million will be non-interest bearing and convertible into common stock at $0.75 per share, following repayment of the remainder of the mortgage notes. The remaining $26.0 million bears interest at 15% per annum, payable monthly. Principal is payable as following: $2.5 million is due upon the sale of furniture, fixtures and equipment from closed stores, $4.125 million is due in September 1996, $5.5 million is due in March 1997, $8.25 million is due in September 1997 and the remainder is due in March 1998. Fees due under the various notes, totalling $2.9 million, will be paid from loan proceeds.

     The Company also received a commitment to provide a three-year line of credit for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based arrangement based on 60% of qualified inventory and 80% of qualified accounts receivable. Borrowings pursuant to this agreement will be secured by inventory, receivables and other assets. This agreement, which bears interest at 1% over Prime Rate, contains no financial covenants or capital spending limitations. Upon closing, the Company's existing revolving term note payable will be terminated.

     Cash flow and liquidity difficulties during the last quarter of 1995 and first quarter of 1996 resulted in an inability to fully stock stores to historical seasonal levels. It is expected that the refinancing plan will again allow for all stores to be fully stocked; however, 1996 first quarter and future sales and operating results will be impaired until the in-stock inventory positions reach the required levels.

     In September 1995, the Company sold its former corporate headquarters to Kmart Corporation for $32.0 million and recognized a pre-tax gain of $18.1 million. The purchase price was paid with $16.2 million in cash and the remainder in a $15.8 million note receivable. Cash proceeds were used to repay revolving credit borrowings. The note is due in two installments; $8.0 million is due in January 1997 and the remainder is due September 1997. The note bears interest at 1% over Prime Rate during the note's final eight month period. The note was discounted for financial reporting purposes and was initially recorded at $12.4 million. As described above, the note was sold for $13 million in March 1996.

     During 1995, the Company sold its Eastern Division Distribution Center and certain closed store properties, and repaid outstanding mortgage debt totalling $11.1 million. Throughout 1995, the Company actively marketed properties vacated as a result of previously closing a total of 40 stores in the past two years and 14 stores in 1995. Of the 32 owned stores within this group, 18 stores have been sold, three stores were reopened as a Mr. 2nd's Bargain Outlets and the remainder are available for sale. Proceeds received in 1995 from the sale of the distribution center, the cash portion of the headquarters property sales and the sale of closed store properties totalled $27.7 million.

     Following the closing of stores in 1996, as described above, the Company has 55 owned properties which are being actively marketed. Sales proceeds will be used for payment of mortgage debt financing, with the Company retaining the excess.

     In March 1995, available borrowings under the Company's revolving credit agreement, including letters of credit up to $15 million, were increased from $60 million to $75 million. The agreement contains various covenants which, among other things, require minimum levels of net worth, establish minimum interest and fixed charge ratios, and establish maximum levels of capital expenditures and investments in subsidiaries. The Company required amendments to modify previously established covenants in the second, third and fourth quarters of 1995. In March 1996, the loan facility was reduced to $40 million and available borrowings were reduced to $37.5 million. As previously discussed, the Company has received a commitment for a new three-year line of credit with available borrowings up to $50 million.

     At December 31, 1995, cash borrowings under the revolving credit agreement totalled $32.8 million and outstanding standby letters of credit totalled $9.0 million. The maximum total borrowings under this agreement during 1995 were $70.8 million, including letters of credit of $12.0 million.

     Total long-term debt, including the 14% Debentures and capital lease obligations, decreased by $17.2 million. This decrease results from $11.1 million of payments associated with sold properties, and continuing scheduled payments, offset by an increase in capital lease obligations, principally for equipment in new Contractors' Warehouse stores.

     Inventory at December 31, 1995 totalled $102.0 million, a $14.6 million decrease from the prior year end. Inventory declines as a result of Eastern Division store closings were offset in part by inventory in newly opened stores. Accounts payable, which historically have trended along with inventory, increased from $59.4 million in 1994 to $63.2 million in 1995, reflecting cash management in light of the liquidity issues discussed above.

     Declines in property, plant and equipment reflect the sale of closed store properties, offset in part by the capital expenditures, principally to support new stores, which totalled $9.5 million. During 1995, the Company opened new Contractors' Warehouse stores in Indianapolis and Fort Wayne, Indiana and in Columbus, Ohio. Two new Mr. 2nd's Bargain Outlet locations were opened, in Schenectady and Renssalaer, New York, and one store was relocated in Braintree, Massachusetts. Two additional Contractors' Warehouse locations are scheduled for opening in 1996: Lexington, Kentucky in May 1996 and Cleveland, Ohio in the Fall of 1996. Mr. 2nd's Bargain Outlet opened three stores in the first quarter of 1996, and four or more former Grossman's stores, presently leased, are expected to be converted to new stores. It is the Company's plan to continue the expansion of each of these divisions in future years.

     The investment in the Company's 50% owned unconsolidated joint venture, Construcentro, declined from $1.9 million in 1994 to $108 thousand in 1995, reflecting a cash investment of $320 thousand, a net loss of $666 thousand, and adjustments totalling approximately $1.4 million to reflect the devaluation of the Mexican peso in relation to the U.S. dollar. Plans to build additional stores in Mexican markets remain on hold awaiting stabilization of the Mexican economy. At December 31, 1995, operations of the Company's consolidated installed sales subsidiary ceased to be supported by the Company.

     On December 31, 1995, the actuarial assumption for the discount rate used to value pension benefit obligations was changed from 8.5% to 7.25%, on par with yields for appropriate high-quality debt instruments. As a result, a non-cash adjustment of $5.6 million was recorded to increase the minimum pension liability, the intangible asset was reduced by $267 thousand to equal unrecognized prior service cost, and the difference of $5.9 million was charged to stockholders' investment. The minimum liability, intangible asset and adjustment to stockholders' investment will be measured annually and will change based upon interest rate assumptions, changes in the benefit obligation and changes in the value of plan assets. Beginning in 1996, new employees of the Company will not be eligible to participate in this pension plan.

     The Company believes that existing funds, funds generated from operations, proceeds to be received upon closing of financing activities and proceeds from sales of non-operating properties, will be sufficient to pay existing liabilities, to satisfy debt service requirements, to pay other liabilities in the normal course of business and to finance planned capital expenditures.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This statement is effective for fiscal years beginning after December 15, 1995. The Company believes that adoption of this standard will not have a material impact on results of operations or financial condition.

     In November 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", under which companies can choose to account for stock compensation awards based on their fair value at the date the awards are granted. This statement is effective for calendar year 1996. The Company will continue to account for stock compensation under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" ("APB 25"). Under APB 25, because the exercise price of options granted are equal to the market price, no compensation expense will be recognized.

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

     A net loss of $198 thousand in 1995 compares to a net loss of $1.9 million in 1994, with non-recurring items occurring in each year. The 1995 results include a pre-tax gain on the sale of the Company's former headquarters site and a provision for the closing of 11 Eastern Division stores. The 1994 results include a provision for the closing of 18 Eastern Division stores. Before non-recurring items, an operating loss of $9.3 million resulted in 1995, as compared to operating income of $8.6 million in 1994. Operating expense savings in 1995 were insufficient to offset a gross profit decrease of $27.4 million, which resulted from both sales and margin rate decreases. Competitive conditions, declining housing starts and turnover rates, low selling prices and margins on commodity lumber prices, and sluggish economic conditions, particularly in the Northeast, contributed to the 1995 results.

     The following table shows three year comparative sales results by store type (dollars in millions):

                                                                    1995       1994       1993
                                                                   ------     ------     ------
SALES
Grossman's Stores
  Retail Sales...................................................  $190.0     $290.3     $361.3
  Professional Sales.............................................   174.3      208.6      235.0
                                                                   ------     ------     ------
          Total Grossman's Stores................................   364.3      498.9      596.3
Mr. 2nd's Bargain Outlet Stores..................................    48.0       43.5       46.2
                                                                   ------     ------     ------
Total Eastern Division...........................................   412.3      542.4      642.5
Contractors' Warehouse Division..................................   257.6      216.8      199.5
                                                                   ------     ------     ------
          Total Grossman's Inc...................................  $669.9     $759.2     $842.0
                                                                   ======     ======     ======
% OF TOTAL SALES
Grossman's Stores
  Retail Sales...................................................    28.4%      38.2%      42.9%
  Professional Sales.............................................    26.0       27.5       27.9
                                                                   ------     ------     ------
          Total Grossman's Stores................................    54.4       65.7       70.8
Mr. 2nd's Bargain Outlet Stores..................................     7.2        5.8        5.5
                                                                   ------     ------     ------
Total Eastern Division...........................................    61.6       71.5       76.3
Contractors' Warehouse Division..................................    38.4       28.5       23.7
                                                                   ------     ------     ------
          Total Grossman's Inc...................................   100.0%     100.0%     100.0%
                                                                   ======     ======     ======
SALES % INCREASE (DECREASE) VERSUS PRIOR YEAR
Grossman's Stores
  Retail Sales...................................................   (34.6)%    (20.5)%    (13.0)%
  Professional Sales.............................................   (16.4)     (11.2)      11.5
                                                                   ------     ------     ------
          Total Grossman's Stores................................   (27.0)     (16.8)      (4.7)
Mr. 2nd's Bargain Outlet Stores..................................    10.3       (5.8)       1.8
                                                                   ------     ------     ------
Total Eastern Division...........................................   (24.0)     (15.6)      (4.3)
Contractors' Warehouse Division..................................    18.8        8.7       23.1
                                                                   ------     ------     ------
          Total Grossman's Inc...................................   (11.8)%     (9.8)%      1.0%
                                                                   ======     ======     ======

                                                                    1995       1994       1993
                                                                   ------     ------     ------
COMPARABLE STORE SALES % INCREASE (DECREASE) VERSUS PRIOR YEAR
Grossman's Stores
  Retail Sales...................................................   (16.0)%     (5.2)%     (7.0)%
  Professional Sales.............................................    (0.8)      14.5       23.5
                                                                    -----      -----      -----
          Total Grossman's Stores................................    (9.3)       2.2        2.5
Mr. 2nd's Bargain Outlet Stores..................................     2.4        2.2      (13.0)
                                                                    -----      -----      -----
Total Eastern Division...........................................    (8.1)       2.2        1.3
Contractors' Warehouse Division..................................     4.3       (4.3)       1.0
                                                                    -----      -----      -----
          Total Grossman's Inc...................................    (3.7)%      0.4%       1.2%
                                                                    =====      =====      =====
NUMBER OF STORES AT YEAR END
Grossman's Stores................................................      60         74         90
Mr. 2nd's Bargain Outlet Stores..................................      21         19         18
Contractors' Warehouse Division..................................      15         12         11
                                                                    -----      -----      -----
          Total Number of Stores.................................      96        105        119
                                                                    =====      =====      =====

     Total sales results reflect 18 and 11 Grossman's stores closed in late 1994 and 1995, respectively, and four Contractors' Warehouse openings; one in 1994 and three in 1995. Three Mr. 2nd's Bargain Outlet stores opened, one in late 1994 and two in 1995.

     Within Grossman's stores, throughout 1994 and 1995 the Company continued its repositioning efforts to focus store operations upon a market niche dedicated to serve the professional customer and offset the loss of market share with the retail customer. Throughout 1994, this strategy produced comparable store sales increases to professionals, more than offsetting retail comparable store sales declines. In the first half of 1995, retail sales continued to decline and professional sales continued to increase, but at lesser rates. Beginning in April 1995, professional sales increases were insufficient to offset retail declines and by the third quarter, comparable store sales to professionals began to decline.

     In advance of and during the fourth quarter of 1995, the Company undertook initiatives to improve future sales, particularly with respect to professional sales. Additional sales personnel, both on the road and within stores, were added in both Contractors' Warehouse and Grossman's stores to expand service to professional customers. These initiatives had positive results in Contractors' Warehouse stores, and its comparable store sales increased by 9.7% in the fourth quarter. Within Grossman's stores, however, both retail and professional comparable store sales continued to decline, with fourth quarter decreases of 29.1% and 13.1%, respectively. As discussed above, in light of these results, the Company began a course of action to explore alternatives including the closing of the Grossman's stores.

     Contractors' Warehouse comparable stores sales increased for the full year 1995 by 4.3%. Within these stores, a comparable store sales decline of 1.3% for the first six months of 1995, affected by heavy rains in the first quarter, was offset by the third and fourth quarter increases of 9.4% and 9.7%, respectively.

     The gross profit decline of $27.4 million was the result of both the sales decrease and a decline in the gross margin rate from 24.6% in 1994 to 23.8% in 1995, reflecting lower commodity lumber margins. Margin declines also continue to occur as a result of increased sales to professional customers.

     Operating expenses, excluding non-recurring store closing expense, decreased by $9.6 million in 1995 compared to 1994, principally the result of continued expense control and downsizing in selling and administrative expense areas, which account for $7.5 million of the decrease; reduction in depreciation and amortization of $1.4 million, due to the closing of Eastern Division stores in both years and the sale of the Eastern Division Distribution Center in 1995; and a reduction in store preopening expense of $654 thousand. Included in selling and administrative expenses is pension expense, which decreased from $4.5 million in 1994 to $2.5 million in 1995 as the result of changes in assumptions used to actuarially determine the pension liability and expense. The reduction in selling and administrative expenses was tempered by additional costs, principally payroll, incurred during the first quarter related to Eastern Division store modifications directed toward the professional. Operating expenses related to the Company's 80% owned installed sales subsidiary totalled $3.5 million in 1995, compared to $5.3 million in 1994. The Company will not be supporting this subsidiary after December 31, 1995.

     As a result of the closing of the Grossman's stores in 1996, office support functions for this division will wind down over a period of months. In addition, administrative costs within the corporate office functions will be reduced over time, as new systems and procedures are installed to support the new smaller infrastructure.

     At the end of the third quarter in both 1994 and 1995, non-recurring charges for store closings were recorded to cover costs related to leases, severance and outplacement expenses, inventory writedowns, other expenses and property, plant and equipment costs. In 1995, the Company closed 11 underperforming stores and a $4.5 million provision was recorded, and in 1994, 18 stores were closed and a $6.5 million provision was recorded. Sales from stores closed represented 16.3% and 5.8% of total sales in 1994 and 1995, respectively.

     Interest expense increased to $8.2 million in 1995 from $7.4 million in 1994, reflecting both an increase in average revolving credit borrowings and the rate on such borrowings. The weighted average rate on revolver borrowings increased from 7.5% in 1994 to 8.8% in 1995.

     Included in the 1995 results is a third quarter $18.1 million pre-tax gain on the sale of the Company's former headquarters site, net of a discount on the note received from Kmart Corporation, certain site shutdown costs which were incremental to the normal operations of the facility and closing costs associated with the transaction.

     The 1995 full year results include a $666 thousand net loss related to the Company's 50% owned Mexican joint venture, compared with a $490 thousand loss in 1994, when the venture began operation midway through the second quarter.

1994 COMPARED WITH 1993

     The 1994 net loss of $1.9 million compared to a net loss of $68.3 million in 1993. The 1994 results included a $6.5 million provision for store closings. The 1993 results include a $34.3 million provision for store closings and a non-cash adjustment to the provision for income taxes of $30.2 million to record a valuation allowance against previously recorded deferred tax assets. Excluding these non-recurring items, operating income improved to $8.6 million in 1994 from $4.9 million in 1993. Included in 1994 results were start up costs of the Company's 80% owned installed sales subsidiary, and the Company's 50% share of initial operating losses of its Mexican joint venture.

     In both 1993 and 1994, the Company's strategy was to emphasize sales to the professional customer. In both years, comparable retail sales declines were offset by comparable professional sales increases. Total sales results included Contractors' Warehouse store openings in both 1993 and 1994, offset by Grossman's store closings.

     Gross margin declined from 25.3% in 1993 to 24.6% in 1994. Throughout 1994, margin declines occurred as the result of the increase in sales to professional customers, who receive discounts from normal retail pricing, and the growth in Contractors' Warehouse stores, which operate at higher per stores sales volume with lower gross margins. Margin declines were also due to competitive market conditions and volatile lumber prices. Gross profit declined by $25.8 million reflecting the combination of the overall sales and gross margin declines.

     Selling and administrative expenses declined in 1994 by $29.4 million, or 17.9%, reflecting reduced overhead as a result of closed stores and additional Eastern Division staff reductions which occurred in the latter periods of 1993. Included in administrative expenses is pension expense, which increased from $1.8 million in 1993 to $4.5 million in 1994 as the result of changes in assumptions used to actuarially determine the pension liability and expense.

     At the end of the third quarter in both 1993 and 1994, non-recurring charges for store closings were recorded to cover costs related to leases, severance and outplacement expenses, inventory writedowns, other anticipated expenses and the net unrecoverable amount of property, plant and equipment. In 1993, the Company closed 22 Eastern Division stores and $34.3 million was provided, and in 1994 18 Eastern Division stores were closed and $6.5 million was provided. Sales from stores closed represented 24.9% and 16.3%, respectively, of total sales in 1993 and 1994.

     Included in operating expenses in 1994 are $5.3 million of expenses related to the development and start-up of the Company's 80% owned installed sales subsidiary, which opened its first three project centers in 1994. Store preopening expense, related to Contractors' Warehouse store openings, increased by $200 thousand.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     The management of Grossman's Inc. has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with generally accepted accounting principles and, in management's opinion, are free of material misstatement. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

     Grossman's Inc. consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, whose appointment has been approved by stockholders. Management has made available to Ernst & Young LLP the Company's financial records and related data, as well as minutes of the stockholders' and directors' meetings. Furthermore, management believes that representations made to Ernst & Young LLP were correct and complete. The Company's Board of Directors, through its Audit and Finance Committee, monitors the system of internal control, as well as the Company's accounting and financial reporting practices. Ernst & Young LLP has open access to, and meets regularly with, the Audit and Finance Committee, with and without management present.

     Grossman's Inc. maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable annual and interim financial statements. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations -- including the possibility of the circumvention or overriding of controls -- and, therefore, can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

     The Company assessed its internal control system as of December 31, 1995 in relation to criteria for effective internal control over the preparation of its annual and interim financial statements described in "Internal
Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that, as of December 31, 1995, its system of internal control met those criteria.

     Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's Code of Conduct, which addresses, among other things, the necessity of ensuring open communication within the Company; determining and avoiding potential conflicts of interest; compliance with all domestic and foreign laws, including those relating to financial disclosure; the confidentiality of insider and proprietary information; and relationships with vendors and customers. The Company maintains a systematic program to assess compliance with these policies.


  /s/ SYDNEY L. KATZ          /s/ MICHAEL J. SHEA        /s/ STEVEN L. SHAPIRO
- -----------------------   ---------------------------   -----------------------
     President and          Executive Vice President         Vice President
Chief Executive Officer   and Chief Financial Officer        -- Controller

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
Grossman's Inc.

     We have audited the accompanying consolidated balance sheets of Grossman's Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1995. Our audits included the financial statement schedule listed in the index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grossman's Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Boston, Massachusetts
April 9, 1996

                        GROSSMAN'S INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                                                                     1995         1994
                                                                                   --------     --------
                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents........................................................  $  2,536     $  3,034
Receivables, less allowance of $3,339 in 1995 and $4,157 in 1994 for doubtful
  accounts.......................................................................    23,940       19,449
Inventories......................................................................   102,009      116,602
Note receivable, net.............................................................    13,000           --
Other current assets.............................................................     6,512        9,048
                                                                                   --------     --------
         Total current assets....................................................   147,997      148,133
PROPERTY, PLANT AND EQUIPMENT
  Land...........................................................................    20,229       24,128
  Buildings and leasehold improvements...........................................    78,783       95,325
  Machinery and equipment........................................................    47,902       54,214
  Construction in progress.......................................................     2,005        2,665
                                                                                   --------     --------
                                                                                    148,919      176,332
  Accumulated depreciation and amortization......................................   (54,663)     (61,435)
                                                                                   --------     --------
                                                                                     94,256      114,897
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE...........................       108        1,896
OTHER ASSETS.....................................................................     1,168        1,694
                                                                                   --------     --------
         TOTAL ASSETS............................................................  $243,529     $266,620
                                                                                   ========     ========

                          LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable and accrued liabilities.........................................  $ 91,308     $ 89,816
Accrued interest.................................................................     1,403        1,555
Current portion of long-term debt and capital lease obligations..................    20,445       13,278
                                                                                   --------     --------
         Total current liabilities...............................................   113,156      104,649
REVOLVING TERM NOTE PAYABLE......................................................    32,844       29,888
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....................................     5,668       30,039
PENSION LIABILITY................................................................     8,270        4,348
OTHER LIABILITIES................................................................     9,796       17,051
                                                                                   --------     --------
         Total liabilities.......................................................   169,734      185,975
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT
Common stock, $.01 par value:
  Shares authorized -- 50,000
  Shares issued -- 25,946 in 1995 and 1994.......................................       261          261
Retained earnings (deficit)......................................................   (64,206)     (64,008)
Additional paid-in-capital.......................................................   155,768      155,840
Cumulative foreign currency translation adjustment...............................    (1,442)          --
Minimum pension liability........................................................   (16,476)     (10,576)
Less 45 shares in 1995 and 359 shares in 1994 in treasury, at cost...............      (110)        (872)
                                                                                   --------     --------
         Total stockholders' investment..........................................    73,795       80,645
                                                                                   --------     --------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT..........................  $243,529     $266,620
                                                                                   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1995         1994          1993
                                                             --------     --------     ----------
                                                                                       (53 WEEKS)
SALES......................................................  $669,899     $759,156      $841,974
COST OF SALES..............................................   510,220      572,095       629,089
                                                             --------     --------      --------
  Gross Profit.............................................   159,679      187,061       212,885
OPERATING EXPENSES
  Selling and administrative...............................   156,995      164,495       193,894
  Depreciation and amortization............................    11,221       12,625        13,433
  Store closing expense....................................     4,500        6,500        34,263
  Preopening expense.......................................       724        1,378           630
                                                             --------     --------      --------
                                                              173,440      184,998       242,220
                                                             --------     --------      --------
OPERATING INCOME (LOSS)....................................   (13,761)       2,063       (29,335)
OTHER EXPENSES (INCOME)
  Interest expense.........................................     8,211        7,376         8,422
  Net gain on disposals of property........................   (18,345)        (364)         (215)
  Other....................................................    (4,095)      (3,322)          578
                                                             --------     --------      --------
                                                              (14,229)       3,690         8,785
EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE.............       666          490            --
                                                             --------     --------      --------
(LOSS) BEFORE INCOME TAXES.................................      (198)      (2,117)      (38,120)
PROVISION (CREDIT) FOR INCOME TAXES........................        --         (212)       30,228
                                                             --------     --------      --------
NET (LOSS).................................................  $   (198)    $ (1,905)     $(68,348)
                                                             ========     ========      ========
NET (LOSS) PER COMMON SHARE (PRIMARY AND FULLY DILUTED)....  $  (0.01)    $  (0.07)     $  (2.66)
                                                             ========     ========      ========
WEIGHTED AVERAGE SHARES AND EQUIVALENT SHARES OUTSTANDING
  Primary and Fully Diluted................................    25,946       25,752        25,661
                                                             ========     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
OPERATING ACTIVITIES
Net (loss).................................................  $   (198)    $ (1,905)    $(68,348)
Adjustments to reconcile net (loss) to net cash (used for)
  provided by operating activities:
  Depreciation and amortization............................    11,221       12,625       13,433
  Deferred income taxes....................................        --           --       30,228
  Net gain on disposals of property........................   (18,345)        (364)        (215)
  Provision for losses on accounts receivable..............     1,841        1,300        2,911
  Provision for store closing..............................     4,500        5,100       19,069
  Undistributed loss of unconsolidated affiliate...........       666          490           --
  Increase (decrease) in assets:
     Receivables...........................................    (6,332)           2       (2,011)
     Inventories...........................................    12,237        5,218        1,410
     Other assets..........................................       (66)      (2,007)         948
  (Decrease) in accounts payable and accrued and
     other liabilities.....................................    (8,264)     (19,614)      (5,643)
                                                             --------     --------     --------
          Total adjustments................................    (2,542)       2,750       60,130
                                                             --------     --------     --------
  NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES.....    (2,740)         845       (8,218)
INVESTING ACTIVITIES
Capital expenditures.......................................    (9,452)      (4,801)     (15,050)
Proceeds from sales of property, net.......................    27,711       13,589        1,014
Investment in unconsolidated affiliate.....................      (320)      (1,900)        (486)
                                                             --------     --------     --------
  NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.....    17,939        6,888      (14,522)
FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations...   (18,942)     (14,164)     (27,637)
Proceeds from mortgage financings..........................        --          422        6,974
Net borrowings from revolving term note payables...........     2,956        6,650       23,238
Issuance of common stock...................................       289          230          221
                                                             --------     --------     --------
  NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES.....   (15,697)      (6,862)       2,796
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......      (498)         871      (19,944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........     3,034        2,163       22,107
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $  2,536     $  3,034     $  2,163
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

                        GROSSMAN'S INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  CUMULATIVE
                                                                                                    FOREIGN
                                              ADDITIONAL     RETAINED     MINIMUM                  CURRENCY         TOTAL
                              COMMON STOCK     PAID-IN-      EARNINGS     PENSION     TREASURY    TRANSLATION   STOCKHOLDERS'
                             $.01 PAR VALUE    CAPITAL      (DEFICIT)     LIABILITY    STOCK      ADJUSTMENT     INVESTMENT
                             --------------   ----------    ----------    --------    --------    -----------   -------------
Balance at
  January 1, 1993...........      $261          $155,857      $  6,245    $     --     $(1,340)     $    --        $161,023
Net (loss)..................                                   (68,348)                                             (68,348)
Exercise of stock options...                         (10)                                  215                          205
Issuance of treasury
  stock.....................                           5                                    11                           16
Minimum pension liability...                                               (20,528)                      --         (20,528)
                                  ----          --------      --------    --------     -------      -------        --------
Balance at
  December 31, 1993.........       261           155,852       (62,103)    (20,528)     (1,114)          --          72,368
Net (loss)..................                                    (1,905)                                              (1,905)
Exercise of stock options...                         (12)                                  242                          230
Minimum pension liability...                                                 9,952                       --           9,952
                                  ----          --------      --------    --------     -------      -------        --------
Balance at
  December 31, 1994.........       261           155,840       (64,008)    (10,576)       (872)          --          80,645
Net (loss)..................                                      (198)                                                (198)
Cumulative foreign currency
  translation adjustment....                                                                         (1,442)         (1,442)
Issuance of restricted
  stock.....................                         (17)                                  418                          401
Exercise of stock options...                                                                 9                            9
Minimum pension liability...                                                (5,900)                                  (5,900)
Issuance of treasury
  stock.....................                         (55)                                  335                          280
                                  ----          --------      --------    --------     -------      -------        --------
Balance at
  December 31, 1995.........      $261          $155,768      $(64,206)   $(16,476)    $  (110)     $(1,442)       $ 73,795
                                  ====          ========      ========    ========     =======      =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

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

     Fiscal years 1995 and 1994 contained 52 weeks while fiscal year 1993 contained 53 weeks. The additional week in 1993 was included in the fourth quarter.

  Cash Equivalents

     All highly liquid investments, with a maturity of three months or less at date of purchase, are considered to be cash equivalents.

  Accounts Receivable

     Credit is extended on open account to qualified contractors and remodelers. Finance charge income, included in other income, amounted to $444 thousand, $513 thousand and $587 thousand in 1995, 1994 and 1993, respectively.

  Inventories

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements, which range up to 20 years. Ranges of useful lives by principal classification for property, plant and equipment are as follows:

            Buildings..........................................  20 - 33 years
            Machinery and equipment............................   3 -  7 years
            Furniture and fixtures.............................   3 - 10 years

  Accrued Insurance Claims

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

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Pension Plan

     A noncontributory retirement plan is sponsored for the benefit of substantially all associates employed at December 31, 1995. Pension costs are funded in accordance with the Employee Retirement Income Security Act. Prior service costs, the unrecognized net transition asset, and gains and losses, whether realized or unrealized, are amortized over estimated average remaining service periods.

  Preopening Expense

     Expenses associated with the opening of new stores and facilities and the expansion or major remodeling of existing stores are expensed as incurred.

  Store Closing Expense

     Store closing costs include lease payments, other expenses and the net unrecoverable amount from sales of property, plant and equipment.

  Earnings Per Common Share

     Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding, less shares in treasury.

  Business Segment

     The Company operates in one business segment: the retail sale, distribution and installation of building materials and related products.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Classification

     Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.

  Impact of Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This statement is effective for fiscal years beginning after December 15, 1995. The Company believes that adoption of this standard will not have a material impact on results of operations or financial condition.

     In November 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", under which companies can choose to account for stock compensation awards based on their fair value at the date the awards are granted. This statement is effective for calendar year 1996. The Company will continue to account for stock compensation under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued To Employees" ("APB 25"). Under APB 25, because the exercise price of options granted are equal to the market price, no compensation expense will be recognized.

NOTE 2 -- SUBSEQUENT EVENT AND UNAUDITED CONDENSED PRO FORMA FINANCIAL
          STATEMENTS

     In March 1996, the Company announced a restructuring and refinancing plan under which the remaining 60 Grossman's stores, located in eight Northeastern states, were closed. A restructuring charge of approximately $40 million will be recorded in the first quarter of 1996, reflecting the events described below.

     The Company began the closing and liquidation of its Grossman's stores on March 28, 1996. Concurrent with the timing of the store closings, expected to take up to ten weeks, administrative support functions in the Company's headquarters were reduced. Upon completion of the store closings, the Company's total workforce will have been reduced from approximately 3,400 to 1,800.

     Four transactions were undertaken during the first quarter in 1996 to improve liquidity: refinancing of the Company's 14% Debentures due January 1996; sale of the $15.8 million note receivable from Kmart Corporation; obtaining a $33 million mortgage loan, secured by owned properties; and a commitment for a new $50 million long-term revolving credit agreement, with increased borrowing availability.

     In December 1995, the Company announced that it was renegotiating the $16.2 million of 14% Debentures and related interest due in January 1996. In March 1996, settlement with holders of these Debentures was reached. Holders will be paid for principal and interest due, in a combination of cash and notes payable. Cash payments will total approximately $12 million. Notes payable of $3 million, due in three years, with interest payable semi-annually at 10% will be issued. These notes will be convertible at the holder's option into shares of the Company's Common Stock at $1.30 per share. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15% per annum, will also be issued. These notes are due in three years and may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes, described below. Interest on these notes may be deferred at the Company's option.

     The Company's $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13 million on March 22, 1996.

     The Company received a commitment for a series of mortgage notes, payable principally from sales of closed store and other properties. The mortgage notes are secured by both closed and operating owned properties. The notes total $32.9 million, $2.9 million of which is non-interest bearing and is payable from the first sale of properties. An additional $4.0 million is non-interest bearing and convertible into common stock at $.75 per share, subsequent to repayment of the mortgage notes. The remaining $26.0 million bears interest at 15% per annum, payable monthly. Principal is payable as follows: $2.5 million is due upon the sale of furniture, fixtures and equipment from closed stores; $4.125 million is due in September 1996; $5.5 million is due in

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

March 1997; $8.25 million is due in September 1997 and the remainder is due in March 1998. Fees due under the various notes, totalling $2.9 million, are due upon closing from loan proceeds.

     The Company also received a commitment for a three-year line of credit for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based arrangement based on a percentage of qualified inventory and accounts receivable. Borrowings pursuant to this agreement will be secured by inventory, receivables and other assets. This agreement, which bears interest at 1% over Prime Rate, contains no financial covenants or capital spending limitations. Upon closing, the existing revolving term note payable will be terminated.

     The following unaudited condensed pro forma financial statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission, giving effect to the restructuring and refinancing plan transactions as if they had occurred, for balance sheet purposes, on December 31, 1995 and, for statement of operations purposes, on January 1, 1995. The pro forma information is not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the Company's future results.

                        GROSSMAN'S INC. AND SUBSIDIARIES

                  UNAUDITED CONDENSED PRO FORMA BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31, 1995
                                                          -----------------------------------------
                                                                                         PRO FORMA
                                                             AS        PRO FORMA         CONTINUING
                                                          REPORTED    ADJUSTMENTS        OPERATIONS
                                                          --------    -----------        ----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................  $  2,536      $    976         $  3,512
  Receivables, net......................................    23,940           351           24,291
  Inventories...........................................   102,009       (50,766)(a)       51,243
  Note receivable, net..................................    13,000       (13,000)(b)           --
  Property held for sale................................     2,572        13,922 (c)       16,494
  Other current assets..................................     3,940          (751)(a)        3,189
                                                          --------      --------         --------
          Total current assets..........................   147,997       (49,268)          98,729
PROPERTY, PLANT AND EQUIPMENT, NET......................    94,256       (41,101)(a)       53,155
PROPERTY HELD FOR SALE..................................        --        19,977 (c)       19,977
OTHER ASSETS............................................     1,276            --            1,276
                                                          --------      --------         --------
          TOTAL ASSETS..................................  $243,529      $(70,392)        $173,137
                                                          ========      ========         ========
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable and accrued liabilities..............  $ 92,711      $(27,804)(a)(d)  $ 64,907
  Current portion of long-term debt and
     capital lease obligations..........................    20,445        (6,676)(d)       13,769
                                                          --------      --------         --------
          Total current liabilities.....................   113,156       (34,480)          78,676
REVOLVING TERM NOTE PAYABLE.............................    32,844       (24,987)(a)        7,857
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS............     5,668        29,075 (d)       34,743
OTHER LIABILITIES.......................................    18,066            --           18,066
                                                          --------      --------         --------
          Total liabilities.............................   169,734       (30,392)         139,342
TOTAL STOCKHOLDERS' INVESTMENT..........................    73,795       (40,000)(e)       33,795
                                                          --------      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT..........  $243,529      $(70,392)        $173,137
                                                          ========      ========         ========

- ---------------
(a) Elimination of balances pertaining to closed Grossman's stores.

(b) Sale of note receivable from Kmart Corporation.

(c) Net book value of property held for sale after leasehold and other writedowns.

(d) Payment of $16.2 million of 14% Debentures and related accrued interest, and addition of notes payable totalling $38.6 million.

(e) Estimated store closing provision relating to Grossman's stores.

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

             UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31, 1995
                                                 ------------------------------------------------------
                                                                 LESS                        PRO FORMA
                                                    AS          CLOSED        PRO FORMA      CONTINUING
                                                 REPORTED     OPERATIONS     ADJUSTMENTS     OPERATIONS
                                                 --------     ----------     -----------     ----------
SALES..........................................  $669,899      $364,357        $     --        $305,542
COST OF SALES..................................   510,220       278,702              --         231,518
                                                 --------      --------        --------        --------
  Gross Profit.................................   159,679        85,655              --          74,024
OPERATING EXPENSES
  Selling and administrative...................   156,995        86,040          (3,681)(a)      67,274
  Depreciation and amortization................    11,221         7,741                           3,480
  Store closing expense........................     4,500         4,500              --              --
  Preopening expense...........................       724           177              --             547
                                                 --------      --------        --------        --------
                                                  173,440        98,458          (3,681)         71,301
                                                 --------      --------        --------        --------
OPERATING INCOME (LOSS)........................   (13,761)      (12,803)          3,681           2,723
OTHER EXPENSES (INCOME)
  Interest expense.............................     8,211         1,709            (280)(b)       6,222
  Net gain on disposals of property............   (18,345)           32          18,065 (c)        (312)
  Other........................................    (4,095)         (961)             --          (3,134)
                                                 --------      --------        --------        --------
                                                  (14,229)          780          17,785           2,776
                                                 --------      --------        --------        --------
EQUITY IN NET LOSS OF UNCONSOLIDATED
  AFFILIATE....................................       666            --              --             666
                                                 --------      --------        --------        --------
(LOSS) BEFORE INCOME TAXES.....................      (198)      (13,583)        (14,104)           (719)
PROVISION FOR INCOME TAXES.....................        --            --              --              --
                                                 --------      --------        --------        --------
NET (LOSS).....................................  $   (198)     $(13,583)       $(14,104)       $   (719)
                                                 ========      ========        ========        ========
NET (LOSS) PER COMMON SHARE (PRIMARY AND FULLY
  DILUTED).....................................  $  (0.01)                                     $  (0.03)
                                                 ========                                      ========
WEIGHTED AVERAGE SHARES AND EQUIVALENT SHARES
  OUTSTANDING
  Primary and Fully Diluted....................    25,946                                        25,946
                                                 ========                                      ========

- ---------------
(a) Net corporate overhead reduction related to the restructuring.

(b) Assumes retirement of 14% Debentures, capital lease obligation reductions, reductions to revolving credit borrowings, and increases due to new secured debt and notes payable.

(c) Elimination of the gain on the sale of the Company's former headquarters site.

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Accounts payable.................................................  $63,236     $59,383
    Accrued salaries, wages, commissions and related taxes...........    3,630       6,007
    Accrued income and franchise taxes...............................      391         844
    Accrued taxes other than income and franchise....................    2,819       3,107
    Accrued store closing costs......................................    4,593       2,240
    Accrued insurance................................................    9,933      10,618
    Other accrued liabilities........................................    6,706       7,617
                                                                       -------     -------
                                                                       $91,308     $89,816
                                                                       =======     =======

NOTE 4 -- REVOLVING TERM NOTE PAYABLE

     On December 15, 1993, the Company entered into a loan and security agreement which provides for borrowings up to $60 million, including letters of credit up to $15 million, under a formula based arrangement based on a percentage of qualified inventory and accounts receivable. Borrowings pursuant to this agreement are secured by inventories, receivables and certain other assets. In March 1995, available borrowings, including letters of credit up to $15 million, under the loan and security agreement, were increased from $60 million to $75 million. In December 1995, the term of the agreement was extended to April 30, 1997, with interest payable monthly at 1 3/4% over Prime Rate and an available Eurodollar option. The agreement contains various covenants which, among other things, require minimum levels of net worth, establish minimum interest and fixed charge coverage ratios, and establish maximum levels of capital expenditures and investments in subsidiary. In March 1996, the loan facility was reduced to $40 million and available borrowings were reduced to $37.5 million.

     At December 31, 1995, cash borrowings under this agreement totalled $32.8 million and outstanding standby letters of credit totalled $9.0 million. The maximum borrowings under this agreement during 1995 were $70.8 million, including letters of credit of $12.0 million. The maximum borrowings under this agreement in 1994 were $52.2 million, including letters of credit of $13.0 million. The weighted average annual interest rate on such borrowings in 1994 and 1995 was 7.5% and 8.8%, respectively.

     See Note 2 for discussion of the refinancing of the loan and security agreement.

NOTE 5 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    14% Debentures, due January 1, 1996..............................  $16,201     $16,201
    Mortgage notes...................................................    4,063      15,759
    Capital lease obligations........................................    5,849      11,357
                                                                       -------     -------
                                                                        26,113      43,317
    Less current portion.............................................   20,445      13,278
                                                                       -------     -------
                                                                       $ 5,668     $30,039
                                                                       =======     =======

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Mortgage notes bear interest at a weighted average rate of 10.5% and are secured by real estate and equipment with a net book value of $8.5 million at December 31, 1995. The 14% Debentures, mortgage notes and certain lease agreements contain various covenants which, among other things, restrict dividends and distributions on and repurchases of Common Stock; require specified levels of net worth; limit capital expenditures; restrict liens, the incurrence of indebtedness and lease obligations; and restrict loans and investments. Under the most restrictive of these agreements, the Company had no retained earnings available for the payment of dividends at December 31, 1995.

     As of December 31, 1995, debt maturities in each of the next five fiscal years and thereafter are as follows (in thousands):

                                                             14% DEBENTURES     MORTGAGE NOTES
                                                             --------------     --------------
    Year Ending December 31, 1996..........................      $16,201            $  685
      1997.................................................           --               609
      1998.................................................           --               550
      1999.................................................           --               544
      2000.................................................                            611
      Thereafter...........................................           --             1,064
                                                                 -------            ------
                                                                 $16,201            $4,063
                                                                 =======            ======

     Interest paid during 1995, 1994 and 1993 amounted to (in thousands) $8,363, $7,995 and $7,639, respectively.

     See Note 2 for discussion of repayment of the 14% Debentures and new debt agreements for which commitments have been received subsequent to December 31, 1995.

NOTE 6 -- LEASE COMMITMENTS (IN THOUSANDS)

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

     Total rent expense charged to operations during 1995, 1994 and 1993 amounted to $8,635, $5,698 and $7,615, respectively. Total contingent rentals included in rent expense were $545, $757 and $923, respectively.

     Included in property, plant and equipment as of December 31, 1995 and 1994 is $26,360 and $32,158, respectively, of machinery and equipment under capital leases. The related accumulated amortization is $20,901 and $23,673, respectively. Capital lease additions for machinery and equipment totalled $1,263 in 1995 and $813 in 1994.

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments in each of the next five years and thereafter are as follows:

                                                              CAPITAL LEASES     OPERATING LEASES
                                                              --------------     ----------------
    Year Ending December 31,
      1996..................................................      $3,697              $ 8,049
      1997..................................................       1,691                6,995
      1998..................................................         727                5,833
      1999..................................................          87                4,398
      2000..................................................          87                2,943
      Thereafter............................................          84               11,078
                                                                  ------              -------
    Total minimum lease payments............................       6,373              $39,296
                                                                                      =======
    Less imputed interest...................................         524
                                                                  ------
    Present value of net minimum ease payments..............       5,849
    Less current portion....................................       3,559
                                                                  ------
    Long-term capital lease obligations.....................      $2,290
                                                                  ======

     As discussed in Note 2, subsequent to year end 1995 the Company closed its Grossman's stores. Minimum lease payments for capital and operating leases will decline as settlements of these leases are reached.

NOTE 7 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values are estimated based on the following assumptions: cash and cash equivalents are reported in the balance sheet at amounts which approximate fair value; and the carrying values of long-term debt and revolving term note payable are estimated using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of arrangements.

     The estimated fair values are as follows (in thousands):

                                                                   DECEMBER 31,
                                                ---------------------------------------------------
                                                         1995                        1994
                                                -----------------------     -----------------------
                                                CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                 AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                --------     ----------     --------     ----------
    Revolving term note payable...............   $32,844       $32,844       $29,888       $29,888
    14% Debentures, due January 1, 1996.......    16,201        16,201        16,201        17,000
    Mortgage notes............................     4,063         4,200        15,759        15,800
                                                 -------       -------       -------       -------
                                                 $53,108       $53,245       $61,848       $62,688
                                                 =======       =======       =======       =======

     The Company's $15.8 million note receivable from Kmart Corporation has been valued in the December 31, 1995 balance sheet at the amount realized upon the sale of this note in March 1996, as described in Note 2.

NOTE 8 -- SALE OF PROPERTY

     In September 1995, the Company completed the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation for $32 million. Cash of $16.2 million was received, along with a note receivable for the remaining balance of $15.8 million. The note is due in two installments; $8.0 million is due January 1997 and the remainder is due September 1997. The note bears interest at 1% over Prime Rate during its final eight month period. The note has been discounted for financial reporting purposes. Under the provisions of the note, the Company has indemnified Kmart Corporation for potential third party claims

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

against the property on the site, although no such liability is expected. See
Note 2 for discussion of the 1996 sale of this note receivable.

NOTE 9 -- STOCKHOLDERS' INVESTMENT

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

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     A noncontributory defined benefit pension plan, the Grossman's Inc. Retirement Plan (the "Retirement Plan"), is sponsored covering substantially all associates employed at December 31, 1995. Benefits through 1990 are based upon years of service multiplied by a percentage of reference earnings. Beginning in 1991, the benefit is based upon annual reference earnings.

     The components of net periodic pension cost are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
    Service cost for the year.............................   $1,245      $1,942      $1,376
    Interest accrued on projected benefit obligation......    4,820       4,724       4,277
    Return on plan assets.................................   (4,628)     (4,244)     (4,019)
    Net amortization and deferral.........................    1,040       2,120         180
                                                             ------      ------      ------
    Net periodic pension cost for the year................   $2,477      $4,542      $1,814
                                                             ======      ======      ======

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The funded status of the Retirement Plan is as follows (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Actuarial present value of projected benefit obligation:
      Vested employees.............................................  $ 67,105     $ 51,752
      Non-vested employees.........................................     1,073          827
                                                                     --------     --------
    Accumulated benefit obligation.................................    68,178       52,579
    Impact of future salary increases..............................     2,606        2,011
                                                                     --------     --------
    Projected benefit obligation for service rendered to date......    70,784       54,590
    Market value of plan assets, primarily cash equivalents and
      publicly traded stocks and bonds.............................    59,908       48,231
                                                                     --------     --------
    Projected benefit obligation in excess of plan assets..........    10,876        6,359
    Items not yet recognized in earnings:
      Unrecognized net transition asset............................       749        1,272
      Unrecognized prior service cost..............................      (590)        (858)
      Adjustment required to recognize minimum liability...........    17,067       11,434
      Unrecognized net loss........................................   (19,832)     (13,859)
                                                                     --------     --------
    Pension liability..............................................  $  8,270     $  4,348
                                                                     ========     ========

     Statement of Financial Accounting Standards No. 87 requires the recognition of a minimum liability, to the extent that actuarially computed plan benefits exceed the fair value of plan assets, and the recognition of a related intangible asset, to the extent of any unrecognized prior service cost. In 1994, the discount rate assumption was changed from 7.0% to 8.5%, resulting in a December 31, 1994 adjustment reducing the minimum pension liability by $10,504 thousand, reducing the intangible asset by $552 thousand, and the difference of $9,952 thousand was credited to stockholders' investment. On December 31, 1995, the discount rate assumption was reevaluated and changed to 7.25%. As a result, an adjustment of $5,633 thousand was recorded to increase the minimum pension liability, the intangible asset was reduced by $267 thousand, and the difference of $5,900 thousand was charged to stockholders' investment.

     Assumptions used by the Retirement Plan's actuaries to develop the funded status of the Retirement Plan under the unit credit actuarial cost method are as follows:

                                                                      1995     1994     1993
                                                                      ----     ----     ----
    Discount rate...................................................  7.25%    8.5 %    7.0 %
    Expected long-term rate of return on assets.....................   9.0     9.0      9.0
    Rate of general wage increase...................................   4.5     4.5      4.5

     A savings plan is also sponsored for the benefit of substantially all employees. The plan provides that employees may contribute up to 14% of their compensation, with a fully vested Company match of a portion of the contribution. The Company contributed $455 thousand in 1995, $552 thousand in 1994 and $574 thousand in 1993 to the plan.

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- OTHER LIABILITIES

     Other long-term liabilities consist of the following (in thousands):

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1995       1994
                                                                        ------     -------
    Accrued insurance claims..........................................  $6,955     $ 8,014
    Accrued store closing costs.......................................   2,347       8,307
    Other accrued liabilities.........................................     494         730
                                                                        ------     -------
                                                                        $9,796     $17,051
                                                                        ======     =======

     Standby letters of credit which guarantee general liability and workers' compensation insurance claims are outstanding under the Company's revolving term note payable.

NOTE 12 -- EMPLOYEE STOCK OPTION PLANS

     A nonqualified stock option plan covers officers and other key management employees ("1986 Plan"). The 1986 Plan provides for nonqualified options to purchase a total of 3,750,000 shares of Common Stock.

     A nonqualified stock option plan covers key management employees who are not officers ("1993 Plan"). The 1993 Plan provides for nonqualified options to purchase a total of 600,000 shares of Common Stock, with a maximum of 5,000 shares per employee. The maximum number of options which may be granted in any calendar year is 300,000 shares.

     The 1995 Non-Employee Directors' Stock and Option Plan (the "Directors' Plan") was approved by stockholders in April 1995, covering Directors who are not employees of the Company. The Directors' Plan provides for the issuance of shares of Common Stock, or the granting of nonstatutory stock options for shares of Common Stock, up to an aggregate total of 700,000 shares. The number of shares issued is determined based upon the fair market value of shares as of the payment date. During the year ended December 31, 1995, 115,709 shares of Common Stock were issued to Directors for services rendered since November 23, 1994. Stockholders also approved the grant of options to purchase 25,000 shares of Common Stock to each non-employee Director and an additional grant of options to purchase 50,000 shares to the Chairman of the Board. A total of 275,000 options to purchase shares were granted, 55,000 of which are currently exercisable, with the remainder exercisable in four equal annual installments from date of grant.

     A summary of option transactions is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          1995            1994            1993
                                                      ------------    ------------    ------------
Options outstanding, January 1......................     2,954,100       3,312,700       2,932,500
Options granted.....................................       627,950         668,300         915,300
Price range.........................................   $1.31-$2.41     $2.25-$3.88     $2.75-$4.38
Options exercised...................................         3,750          99,500          88,000
Price range.........................................         $2.31           $2.31           $2.31
Options cancelled...................................       831,700         927,400         447,100
Price range.........................................   $2.13-$4.50     $2.31-$4.50     $2.31-$4.50
                                                       -----------     -----------     -----------
Options outstanding, December 31....................     2,746,600       2,954,100       3,312,700
Price range.........................................   $1.31-$4.50     $2.25-$4.50     $2.31-$4.50
                                                       ===========     ===========     ===========
Options exercisable, December 31....................     1,518,875       1,640,000       1,376,500
Price range.........................................   $2.13-$4.50     $2.31-$4.50     $2.31-$3.75
                                                       ===========     ===========     ===========

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     All options granted are ten-year nonqualified options and were granted at market value. Of the options outstanding at December 31, 1995, 255,000 were exercisable when issued, and the balance become exercisable in either three or four equal annual installments following the respective dates of grant. All outstanding options become exercisable upon a change in control, as defined in the option agreements. At December 31, 1995, 1,890,191 shares of Common Stock were reserved for future issuance under the plans.

NOTE 13 -- INCOME TAXES

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

     At December 31, 1995, the Company has net operating loss carryforwards of $123 million, expiring as follows: 1998-$15 million, 1999-$28 million, 2000-$23 million, 2001-$15 million, 2008-$28 million and 2009-$8 million and 2010-$6 million.

     The provision (credit) for income taxes consists of the following (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                               1995      1994       1993
                                                               -----     -----     -------
    Federal
      Current................................................  $  --     $  --     $    --
      Deferred...............................................     --        --      27,046
                                                               -----     -----     -------
                                                                  --        --      27,046
    State
      Current................................................    357       319          --
      Deferred...............................................   (357)     (531)      3,182
                                                               -----     -----     -------
                                                                  --      (212)      3,182
                                                               -----     -----     -------
                                                               $  --     $(212)    $30,228
                                                               =====     =====     =======

     The difference between income taxes at the Company's effective tax rate and the U.S. federal statutory rate is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                               1995     1994        1993
                                                               ----     -----     --------
    U.S. federal income tax (benefit) at statutory rate......  $(69)    $(720)    $(12,961)
    1993 taxable losses for which tax benefits were not
      recognized.............................................    --        --       12,961
    Valuation allowance for deferred tax assets..............    69       720       30,228
    Other items..............................................    --        --           --
                                                               ----     -----     --------
      Total federal..........................................    --        --       30,228
    State and other local income taxes (benefit).............    --      (212)          --
                                                               ----     -----     --------
                                                               $ --     $(212)    $ 30,228
                                                               ====     =====     ========

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes reflect the future tax benefits attributable to net operating loss carryforwards and temporary differences as follows (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Net operating loss carryforwards...............................  $ 43,097     $ 40,940
    Allowance for doubtful accounts................................     1,217        1,480
    Accrued store closing costs....................................     1,983        3,492
    Depreciation...................................................      (667)      (1,839)
    Proceeds from sale of former headquarters site.................    (2,691)          --
    Other..........................................................    (1,308)      (1,097)
                                                                     --------     --------
                                                                       41,631       42,976
    Less valuation allowance.......................................   (41,631)     (42,976)
                                                                     --------     --------
    Deferred income taxes..........................................  $     --     $     --
                                                                     ========     ========

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

     The Company believes; however, that IRS challenges that would limit the utilization of available net operating loss carryforwards are unlikely, and that the adjustments to tax liability, if any, for years through 1995 will not have a material adverse effect on the Company's financial position.

     Income and franchise taxes paid in 1995, 1994 and 1993 amounted to (in thousands) $503, $423 and $920, respectively.

NOTE 14 -- INVESTMENT IN UNCONSOLIDATED AFFILIATE

     The Company has a 50% interest in a Mexican retailer of building materials and related products. The joint venture was formed in 1993 and began operations in 1994. Summarized financial information for this joint venture is as follows
(in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Assets:
      Current assets.................................................   $1,754      $5,139
      Other assets...................................................      477       2,033
                                                                        ------      ------
         Total assets................................................   $2,231      $7,172
                                                                        ======      ======
    Liabilities and Equity:
      Current liabilities............................................   $1,872      $3,878
      Equity.........................................................      359       3,294
                                                                        ------      ------
         Total liabilities and equity................................   $2,231      $7,172
                                                                        ======      ======
    Company's share of equity........................................   $  180      $1,647
                                                                        ======      ======

                        GROSSMAN'S INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Gross revenue....................................................  $ 8,460     $ 9,248
    Cost of sales and expenses.......................................    9,792      10,228
                                                                       -------     -------
    Net (loss).......................................................  $(1,332)    $  (980)
                                                                       =======     =======
    Company's interest in net loss...................................  $  (666)    $  (490)
                                                                       =======     =======

     In March and December 1995, the Company reduced its investment in this joint venture by $872 thousand and $570 thousand, respectively, and recorded a corresponding adjustment to stockholders' investment, to reflect devaluations of the Mexican peso in relation to the U.S. dollar.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data (in thousands, except per share data) should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial
Condition and Results of Operations. Certain amounts in individual quarters have been reclassified to conform with year end presentation.

                                                                  1995
                                      ------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                      -----------------------------------------------
                                      MARCH 31     JUNE 30      SEPT. 30     DEC. 31     FULL YEAR
                                      --------     --------     --------     --------    ---------
SALES................................ $126,770     $193,990     $193,978     $155,161    $669,899
COST OF SALES........................   95,777      149,258      146,778      118,407     510,220
                                      --------     --------     --------     --------    --------
  Gross Profit.......................   30,993       44,732       47,200       36,754     159,679
OPERATING EXPENSES
  Selling and administrative.........   38,088       39,424       39,405       40,078     156,995
  Depreciation and amortization......    3,011        2,853        2,786        2,571      11,221
  Store closing expense..............       --           --        4,500           --       4,500
  Preopening expense.................      135           10          317          262         724
                                      --------     --------     --------     --------    --------
                                        41,234       42,287       47,008       42,911     173,440
                                      --------     --------     --------     --------    --------
OPERATING INCOME (LOSS)..............  (10,241)       2,445          192       (6,157)    (13,761)
OTHER EXPENSES (INCOME)
  Interest expense...................    2,197        2,130        2,111        1,773       8,211
  Net gain on disposals of
     property........................      (46)        (152)     (18,115)         (32)    (18,345)
  Other..............................     (732)        (833)        (985)      (1,545)     (4,095)
                                      --------     --------     --------     --------    --------
                                         1,419        1,145      (16,989)         196     (14,229)
EQUITY IN NET LOSS OF UNCONSOLIDATED
  AFFILIATE..........................      198          127          158          183         666
                                      --------     --------     --------     --------    --------
INCOME (LOSS) BEFORE INCOME TAXES....  (11,858)       1,173       17,023       (6,536)       (198)
PROVISION (CREDIT) FOR INCOME
  TAXES..............................   (1,186)         117        1,703         (634)         --
                                      --------     --------     --------     --------    --------
NET INCOME (LOSS).................... $(10,672)    $  1,056     $ 15,320     $ (5,902)   $   (198)
                                      ========     ========     ========     ========    ========
NET INCOME (LOSS) PER COMMON SHARE
  (PRIMARY AND FULLY DILUTED)........ $  (0.41)    $   0.04     $   0.59     $  (0.23)   $  (0.01)
                                      ========     ========     ========     ========    ========
WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
  Primary............................   25,782       25,935       26,031       26,028      25,946
                                      ========     ========     ========     ========    ========
  Fully Diluted......................   25,782       26,026       26,031       26,028      25,946
                                      ========     ========     ========     ========    ========

          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED)

                                                                  1994
                                      ------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                      -----------------------------------------------
                                      MARCH 31     JUNE 30      SEPT. 30     DEC. 31     FULL YEAR
                                      --------     --------     --------     --------    ---------
SALES................................ $135,076     $220,145     $226,111     $177,824    $759,156
COST OF SALES........................  101,465      165,105      171,124      134,401     572,095
                                      --------     --------     --------     --------    --------
  Gross Profit.......................   33,611       55,040       54,987       43,423     187,061
OPERATING EXPENSES
  Selling and administrative.........   37,768       43,378       43,735       39,614     164,495
  Depreciation and amortization......    3,157        3,213        3,214        3,041      12,625
  Store closing expense..............       --           --        6,500           --       6,500
  Preopening expense.................      192          440          103          643       1,378
                                      --------     --------     --------     --------    --------
                                        41,117       47,031       53,552       43,298     184,998
                                      --------     --------     --------     --------    --------
OPERATING INCOME (LOSS)..............   (7,506)       8,009        1,435          125       2,063
OTHER EXPENSES (INCOME)
  Interest expense...................    1,881        1,903        1,837        1,755       7,376
  Net gain on disposals on
     property........................      (39)        (213)        (101)         (11)       (364)
  Other..............................     (651)        (934)      (1,018)        (719)     (3,322)
                                      --------     --------     --------     --------    --------
                                         1,191          756          718        1,025       3,690
EQUITY IN NET LOSS OF UNCONSOLIDATED
  AFFILIATE..........................       --           82          156          252         490
                                      --------     --------     --------     --------    --------
INCOME (LOSS) BEFORE INCOME TAXES....   (8,697)       7,171          561       (1,152)     (2,117)
PROVISION (CREDIT) FOR INCOME
  TAXES..............................     (870)         717           56         (115)       (212)
                                      --------     --------     --------     --------    --------
NET INCOME (LOSS).................... $ (7,827)    $  6,454     $    505     $ (1,037)   $ (1,905)
                                      ========     ========     ========     ========    ========
NET INCOME (LOSS) PER COMMON SHARE
  (PRIMARY AND FULLY DILUTED)........ $  (0.30)    $   0.25     $   0.02     $  (0.04)   $  (0.07)
                                      ========     ========     ========     ========    ========
WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
  Primary............................   25,725       26,134       25,823       25,762      25,752
                                      ========     ========     ========     ========    ========
  Fully Diluted......................   25,725       26,134       25,899       25,762      25,752
                                      ========     ========     ========     ========    ========

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 -- Index to Financial Statements

                                                                                       PAGE
                                                                                      NUMBER
                                                                                        IN
                                                                                       THIS
                                                                                      REPORT
                                                                                      ------
Consolidated Balance Sheets
  December 31, 1995 and 1994........................................................    22

Consolidated Statements of Operations
  Years Ended December 31, 1995, 1994 and 1993......................................    23

Consolidated Statements of Cash Flows
  Years Ended December 31, 1995, 1994 and 1993......................................    24

Consolidated Statements of Changes in Stockholders' Investment
  Years Ended December 31, 1995, 1994 and 1993......................................    25

Notes to Consolidated Financial Statements..........................................    26

(a) 2 -- Index to Financial Statement Schedules
  The following consolidated financial statement schedules of Grossman's Inc. and
  Subsidiaries are included in Item 14(d) and filed herewith (page numbers refer to page numbers in this Form 10-K):

Schedule II -- Valuation and Qualifying Accounts....................................    50

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and, therefore, have been omitted.

(b) Reports on Form 8-K

     None.

(a) 3. and (c) -- Exhibits

   EXHIBIT
   NUMBER
   -------
 2(e)           Final Decree and Order Closing Cases, dated October 2, 1987, of the United
                States Bankruptcy Court for the Southern District of Florida, filed as Exhibit
                2(e) to the Company's Form 10-Q for the quarter ended September 30, 1987, is incorporated herein by reference.

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

   EXHIBIT
   NUMBER
   -------
 3(a)-1         Resolutions adopted by the Company's Board of Directors on December 15, 1987,
                modifying and extending restrictions on acquisition of Common Stock under
                Article Ninth of Company's Restated Certificate of Incorporation, filed as
                Exhibit 3(a)-1 to the Company's Form 8-K, dated December 15, 1987 (File
                1-542), is incorporated herein by reference.

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

   EXHIBIT
   NUMBER
   -------
 4(c)-2         Second Supplemental Indenture, dated March 15, 1987, to Indenture, dated
                January 1, 1986, for the Company's 14% Debentures due 1996 (Exhibit 4(c)
                above), filed as Exhibit 4(j) to the Company's Registration Statement on Form
                S-1, No. 33-15107, is incorporated herein by reference.

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

 4(c)-5         Form of Waiver dated December 21, 1988 of certain provisions of Section 5.11 to Indenture, dated January 1, 1986, for the Company's 14% Debentures due 1996
                (Exhibit 4(c) above), filed as Exhibit 4(c)-5 to the Company's Form 8-K, dated
                December 13, 1988, is incorporated herein by reference.

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

 4(o)           Loan and Security Agreement between Grossman's Inc. and BankAmerica Business
                Credit, Inc., dated December 15, 1993 (without exhibits), filed as Exhibit
                4(o) to the Company's Form 10-K for the year ended December 31, 1993 (File No.
                1-542), is incorporated herein by reference.

 4(o)-1         Waiver and Second Amendment, dated as of July 11, 1994, to the Loan and
                Security Agreement between Grossman's Inc. and BankAmerica Business Credit,
                Inc., dated December 15, 1993, filed as Exhibit 4(o)-1 to the Company's Form
                10-K for the year ended December 31, 1994 (File No. 1-542), is incorporated herein by reference.

 4(o)-2         Third Amendment, dated as of March 15, 1995, to the Loan and Security
                Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                December 15, 1993, filed as Exhibit 4(o)-2 to the Company's Form 10-Q for the quarter ended September 30, 1995 (File No. 1-542), is incorporated herein by reference.

 4(o)-3         Fourth Amendment, dated as of July 27, 1995, to the Loan and Security
                Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                December 15, 1993, filed as Exhibit 4(o)-3 to the Company's Form 10-Q for the quarter ended September 30, 1995 (File No. 1-542), is incorporated herein by reference.

 4(o)-4         Fifth Amendment, dated as of October 26, 1995, to the Loan and Security
                Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                December 15, 1993, filed as Exhibit 4(o)-4 to the Company's Form 10-Q for the quarter ended September 30, 1995 (File No. 1-542), is incorporated herein by reference.

   EXHIBIT
   NUMBER
   -------
 4(o)-5         Sixth Amendment, dated as of November 29, 1995, to the Loan and Security
                Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                December 15, 1993, filed as Exhibit 4(o)-5 to the Company's Form 8-K, dated
                January 12, 1996, (File No. 1-542), is incorporated herein by reference.

 4(o)-6         Seventh Amendment, dated as of December 29, 1995, to the Loan and Security
                Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated
                December 15, 1993, filed as Exhibit 4(o)-6 to the Company's Form 8-K, dated
                January 12, 1996, (File No. 1-542), is incorporated herein by reference.

10(iii)(h)-2    Employment Agreement, dated December 1, 1994 between Grossman's Inc and Sydney
                L. Katz, filed as Exhibit 10(iii)(h)-2 to the Company's Form 10-K for the year ended December 31, 1994 (File No. 1-542), is incorporated herein by reference.

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

10(iii)(n)      Employment Agreement, dated June 8, 1992, between Grossman's Inc. and David
                Krawczyk, filed as Exhibit 10(iii)(n) to the Company's Form 10-K for the year ended December 31, 1994 (File No. 1-542), is incorporated herein by reference.

10(iii)(n)-1    Amendment No. 1, dated September 26, 1994, to Employment Agreement dated as of
                June 8, 1992, between Grossman's Inc. and David Krawczyk, filed as Exhibit
                10(iii)(n)-1 to the Company's Form 10-K for the year ended December 31, 1994
                (File No. 1-542), is incorporated herein by reference.

10(iii)(o)      Employment Agreement, dated November 23, 1994, between Grossman's Inc. and
                Robert K. Swanson, filed as Exhibit 10(iii)(o) to the Company's Form 10-K for the year ended December 31, 1994 (File No. 1-542), is incorporated herein by reference.

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

   EXHIBIT
   NUMBER
   -------
10(c)-1         Agreement Re Spin-off of General Pension Plan, dated January 1, 1987, among the Company, Evans Asset Holding Company, Evans Financial Corp. and Evans
                Transportation Company, filed as Exhibit 10(c)-1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1987 (File No. 1-542), is incorporated herein by reference.

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

10(c)-8         Grossman's Inc. Restated Retirement Plan, dated February 15, 1995, filed as
                Exhibit 10(c)-8 to the Company's Form 10-K for the year ended December 31,
                1994 (File No. 1-542), is incorporated herein by reference.

10(c)-9         Grossman's Inc. ERISA Excess Plan, as amended and restated, effective October
                26, 1995, filed herewith.

10(c)-10        Grossman's Inc. Supplemental ERISA Excess Plan, effective January 1, 1995, filed herewith.

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

   EXHIBIT
    NUMBER
- --------------
10(h)-3         Amendment, dated July 29, 1992, to 1986 Nonqualified Stock Option Plan and
                certain Stock Option Agreements outstanding thereunder, filed herewith.
10(i)-3         Grossman's Inc. Restated Executive Severance Plan, dated December 14, 1994, filed as Exhibit 10(i)-3 to the Company's Form 10-K for the year ended
                December 31, 1994 (File No. 1-542), is incorporated herein by reference.
10(m)-1         Grossman's Inc. Supplemental Executive Retirement Plan, dated January 1, 1992, filed as Exhibit 10(m)-1 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1991 (File No. 1-542), is incorporated herein by reference.
10(n)-5         Grossman's Inc. Restated Savings and Profit Sharing Plan, dated February 15,
                1995, filed as Exhibit 10(n)-5 to the Company's Form 10-K for the year ended
                December 31, 1994 (File No. 1-542), is incorporated herein by reference.
10(o)           Grossman's Inc. 1993 Key Employee Stock Option Plan, dated April 27, 1993, filed as Exhibit 10(o) to the Company's Form 10-K for the year ended December
                31, 1993 (File No. 1-542), is incorporated herein by reference.
10(p)           Grossman's Inc. 1995 Directors' Stock and Option Plan, filed as Exhibit 10(p)
                to the Company's Form 10-Q for the quarter ended June 30, 1995 (File No.
                1-542), is incorporated herein by reference.
10(q)           Grossman's Inc. 1995 Restricted Stock Plan, filed as Exhibit 10(q) to the
                Company's Form 10-Q for the quarter ended June 30, 1995 (File No. 1-542), is incorporated herein by reference.
10(r)           Agreement for Purchase of Real Estate by and Between Grossman's Inc. and
                buyer, dated May 14, 1993, First Amendment to Agreement for Purchase of Real
                Estate, dated September 2, 1993, Second Amendment to Agreement for Purchase of
                Real Estate, dated September 29, 1993, Third Amendment to Agreement for
                Purchase of Real Estate, dated June 20, 1995, and Fourth Amendment to
                Agreement for Purchase of Real Estate, dated June 22, 1995, filed as Exhibit
                10(r) to the Company's Form 8-K, filed June 23, 1995 (File No. 1-542), is incorporated herein by reference.
11(a)           Statement re computation of earnings per share, filed herewith.
22              Subsidiaries of the Company, filed herewith.
23              Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

(D) FINANCIAL STATEMENT SCHEDULES

                        GROSSMAN'S INC. AND SUBSIDIARIES


                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                 BALANCE AT     CHARGED TO                       BALANCE
                                                 BEGINNING      COSTS AND                        AT END
                  DESCRIPTION                     OF YEAR        EXPENSES      DEDUCTIONS(1)     OF YEAR
- -----------------------------------------------  ----------     ----------     -------------     -------
Year Ended December 31, 1995
  Allowance for doubtful accounts..............    $4,157         $1,841          $ 2,659        $ 3,339
                                                   ======         ======           ======         ======
Year Ended December 31, 1994
  Allowance for doubtful accounts..............    $5,212         $1,300          $ 2,355        $ 4,157
                                                   ======         ======           ======         ======
Year Ended December 31, 1993
  Allowance for doubtful accounts..............    $3,904         $2,911          $ 1,603        $ 5,212
                                                   ======         ======           ======         ======

- ---------------
(1) Write-off of bad debts less recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GROSSMAN'S INC.

                                          --------------------------------------
                                                         Company

Date: April 9, 1996                       By     /s/  STEVEN L. SHAPIRO

                                            ------------------------------------
                                                     Steven L. Shapiro
                                                Vice President -- Controller
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                        DATE
- ----------------------------------------    ----------------------------------    --------------
         /s/  ROBERT K. SWANSON             Chairman of the Board                  April 9, 1996
- ----------------------------------------
           Robert K. Swanson
          /s/  SYDNEY L. KATZ               President and Chief Executive          April 9, 1996
- ----------------------------------------    Officer (Principal Executive
             Sydney L. Katz                 Officer)
          /s/  MICHAEL J. SHEA              Executive Vice President and Chief     April 9, 1996
- ----------------------------------------    Financial Officer
            Michael J. Shea
         /s/  STEVEN L. SHAPIRO             Vice President -- Controller           April 9, 1996
- ----------------------------------------    (Principal Accounting Officer)
           Steven L. Shapiro
            /s/  RUSSELL COX                Director                               April 9, 1996
- ----------------------------------------
              Russell Cox
             /s/  JOHN GREY                 Director                               April 9, 1996
- ----------------------------------------
               John Grey
         /s/  MAURICE GROSSMAN              Director                               April 9, 1996
- ----------------------------------------
            Maurice Grossman
             /s/  LEO KAHN                  Director                               April 9, 1996
- ----------------------------------------
                Leo Kahn
     /s/  W. WALLACE MCDOWELL, JR.          Director                               April 9, 1996
- ----------------------------------------
        W. Wallace McDowell, Jr.
        /s/  STEPHEN B. ORESMAN             Director                               April 9, 1996
- ----------------------------------------
           Stephen B. Oresman

                  DIRECTORS                                         OFFICERS
- ---------------------------------------------        --------------------------------------
Russell Cox 1,2,3                                    Sydney L. Katz
President of Resort Management, Inc.                 President and Chief Executive Officer
John R. Grey 1,3                                     David T. Krawczyk
Former President of Chevron Corporation              Executive Vice President --
                                                     President of Contractors'
Maurice Grossman 4                                   Warehouse Division
Former Chairman of the Board,
President and Chief Executive Officer                Michael J. Shea
                                                     Executive Vice President
Sydney L. Katz 1                                     and Chief Financial Officer
President and Chief Executive Officer
                                                     Michael S. Bergman
Leo Kahn 2                                           Vice President, Director of
Partner, United Properties,                          Management Information Systems
a real estate partnership
                                                     Charles L. Hofeller
W. Wallace McDowell, Jr. 1,2                         Vice President -- Real Estate
Private Investor
                                                     Richard E. Kent
Stephen B. Oresman 3,4                               Vice President, Secretary
President of Saltash Ltd.                            and General Counsel
Robert K. Swanson 1,2,4                              Arthur S. Ryan
Chairman of the Board                                Vice President and Treasurer
Chairman of RKS, Inc.
                                                     Steven L. Shapiro
                                                     Vice President -- Controller

- ---------------
1 -- Member of the Executive Committee.
2 -- Member of the Audit and Finance Committee.
3 -- Member of the Compensation Committee.
4 -- Member of the Nominating Committee.