Form 10-K/A
period 1995-12-31
GROSSMANS INC
filed 1996-05-10
CIK 33798

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required)
    For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the transition period from ________________ to _______________

Commission File Number 1-542

                        GROSSMAN'S INC.
- --------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                   38-0524830
- --------------------------------------------           -------------------
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                 Identification No.)

    45 Dan Road, Canton, Massachusetts                        02021
- --------------------------------------------           -------------------
  (Address of principal executive offices)                  (Zip Code)

                        (617) 830-4000
- --------------------------------------------------------------------------
            Registrant's telephone number, including area code

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


This amendment files Part III, Items 10, 11, 12, and 13, previously incorporated by reference to the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders.

                            Part III

     Capitalized terms used herein without definition have the meanings specified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K").

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

          Effective as of April 25, 1995, the following seven directors of the Company were appointed by the majority of stockholders:

     Russell Cox              Age:  69

          Mr. Cox has been President of Resort Management Inc., a property management and real estate consulting firm located in Waterville Valley, New Hampshire, since 1977 and has been general partner of Real Estate Venture Fund since 1985.

     John R. Grey             Age:  73

          Mr. Grey retired as President of Chevron Corporation in
1985. He is a director of Academy Studio of Novato, California; he retired as a director of BankAmericorp and Bank of America NT & SA in 1993.

     Maurice Grossman         Age:  74

          Mr. Grossman retired as an employee of the Company in 1994 and served as Chairman of the Board and Chief Executive Officer of the Company from 1986 to 1990.

     Sydney L. Katz           Age:  54

          Mr. Katz has been President and Chief Executive Officer of the Company since December 1, 1994; prior to his election as President he had been Executive Vice President, Chief Financial Officer and Treasurer of the Company for more than five years.

     W. Wallace McDowell, Jr. Age:  59

          Mr. McDowell is a private investor and was Managing
Director of MLGAL Partners, a leveraged acquisition firm from 1991 to 1994. From 1983 to 1990, Mr. McDowell was Chairman and Chief Executive Officer of Prospect Group, Inc, a diversified holding company.

     Stephen B. Oresman       Age:  63

          Mr. Oresman has been the owner and President of Saltash
Ltd., a management consulting firm, since 1991. He was a partner and Vice President of The Canaan Group Ltd., another management consulting firm, from 1988 to 1991.

     Robert K. Swanson        Age:  63

          Mr. Swanson has been non-executive Chairman of the Board of the Company since November 23, 1994 and also serves as Chairman of the Board of RKS, Inc., an investment and marketing consulting firm in Phoenix, Arizona, and U.S. Games, Inc., a manufacturing company in Atlanta Georgia. He also serves as a director of American Southwest Concepts, Inc., Arizona Desert Saguaro, Inc. and The Thursley Group. He was Chairman and Chief Executive Officer of Del Webb Corporation, a diversified company located in Phoenix, Arizona, engaged in the management and development of real estate and leisure operations, from 1981 to 1987, when he retired from that position.

          The above appointments to the Board of Directors of the Company are effective until successor directors are elected and qualified.
The Company anticipates that the Board of Directors will call a meeting of the stockholders of the Company as soon as practicable to elect directors and vote upon certain other matters.

     (b)  Identification of Executive Officers

     Sydney L. Katz           Age:  54

     Mr. Katz is President and Chief Executive Officer and has been with the Company 13 years.

     David T. Krawczyk        Age:  39

     Mr. Krawczyk is Executive Vice President - President of Contractors' Warehouse Division and has been with the Company 23 years.

     Michael J. Shea          Age:  46

     Mr. Shea is Executive Vice President and Chief Financial Officer and has been with the Company since September 1995.

     Richard E. Kent          Age:  67

     Mr. Kent is Vice President, Secretary and General Counsel and has been with the Company 24 years.

     Steven L. Shapiro        Age:  38

     Mr. Shapiro is Vice President - Controller and has been with the Company 10 years.

     Arthur S. Ryan           Age:  51

     Mr. Ryan is Vice President and Treasurer and has been with the Company 9 years.

     (c)  Identification of Certain Significant Employees

          Not applicable

     (d)  Family Relationships

          Not applicable

     (e)  Business Experience

          The business experience of each director of the Company is set forth in Item 10(a) hereof, "Identification of Directors", and the business experience of each executive officer of the Company is set forth in
Item 10(b) hereof, "Identification of Executive Officers".

     (f)  Involvement in Certain Legal Proceedings

          None

     (g)  Promoters and Control Persons

          Not Applicable

Item 11.  Executive Compensation

     (a) The following table sets forth information with respect to cash compensation for services in all capacities to the Company during 1995 of each of the five most highly paid executive officers of the Company and all executive officers as a group.


COMPENSATION OF EXECUTIVE OFFICERS
Compensation of Executive Officers

     The following tables sets forth information with respect to compensation for services to the Company in 1995 paid to or accrued on behalf of (i) the chief executive officer as of December 31, 1995 and (ii) each of the four most highly compensated executive officers of the Company, other than the chief executive officer, as of December 31, 1995 (collectively, the "Named Executive Officers"):

                                                    Long Term
                                       Annual     Compensation
       Name and                     Compensation  ------------
       Principal                 -----------------    Option    All Other
       Position            Year   Salary    Bonus  Awards (#) Compensation
- -------------------------  ----  -------- -------- ---------- ------------
Sydney L. Katz             1995  $400,000 $     -         -       $520
President and CEO          1994   304,125       -    235,000       520
                           1993   274,400   75,000        -        520

David T. Krawczyk          1995   243,875       -         -         -
Executive Vice President   1994   215,250   63,100    35,000        -
President of Contractors'  1993   173,301   71,750    90,000        -
Warehouse Division

Richard E. Kent            1995   167,700       -         -        520
Vice President, Secretary  1994   164,450       -      8,000       520
and General Counsel        1993   157,976    7,000        -        520

Robert L. Flowers (1)      1995   197,400  166,859        -        520
Executive Vice President-  1994   191,800       -      8,000       520
Real Estate                1993   182,476       -         -        520
(Retired March 1, 1996)

Arthur S. Ryan             1995   142,500      -          -        520
Vice President and         1994   133,812      -       8,000       520
Treasurer                  1993   126,333   7,500         -        520



     The options listed below are reflected in the Summary Compensation Table above. No stock options or stock appreciation rights were granted by the Company to the Named Executive Officers in 1995.

     The table below sets forth information with respect to the number and value of unexercised options held by the Named Executive Officers of the Company on December 31, 1995. No stock options or stock appreciation rights were exercised by such persons in 1995, and there are no outstanding stock appreciation rights.


                                   YEAR-END OPTION VALUES

                                         Number of        Value of Unexercised
                   Shares           Unexercised Options   In-the-Money Options
                  Acquired          at December 31, 1995  at December 31, 1995
                     on     Value   --------------------- --------------------
                     on     Value     Exer-     Unexer-      Exer-    Unexer-
Name              Exercise Realized  cisable    cisable     cisable   cisable
- ----------------- -------- -------- --------- ----------- ---------- ---------
Sydney L. Katz       -        -      288,750    111,250        -          -
David T. Krawczyk    -        -      110,000     90,000        -          -
Richard E. Kent      -        -       79,500     18,500        -          -
Robert L. Flowers    -        -       81,750     19,250        -          -
Arthur S. Ryan       -        -       42,000     11,000        -          -







Employment Agreements

     The Company has an employment agreement dated December 1, 1994 with Mr. Katz, providing for his employment as President of the Company for a three-year rolling term. His annual base salary under the agreement is $400,000, effective December 1, 1994. In the event of termination of Mr.
Katz's employment without cause, he would be entitled to a lump sum severance payment (the "Severance Payment") equal to 300% of his base salary in effect at the time of such termination plus his target bonus for the current year
(50% of base salary for 1996), except that if such termination is following a "change of control," as defined in the agreement, the Severance Payment would be equal to 300% of the sum of his base salary in effect at the time of such termination plus the highest cash bonus earned by him during any of the last three full calendar years. In the event that any portion of the Severance
Payment would constitute an "excess parachute payment" within the meaning of
Section 280G of the Internal Revenue Code, Mr. Katz will receive a "gross-up payment" from the Company in an amount sufficient to make Mr. Katz whole for all taxes imposed with respect to the excess parachute payment (including the gross-up payment) and any associated interest and penalties. Following a change of control, Mr. Katz may terminate his employment and receive the Severance Payment. The employment agreement also provides that his benefit under the Company's ERISA Excess Plan and its Supplemental ERISA Excess Plan is to be computed on a final pay formula rather than a career average formula.
Accordingly, his straight life pension benefit accrued as of December 31, 1995 was $74,715, and at age 65, assuming annual compensation to age 65 at his current base salary, would be $151,097 per year.

     The Company also has employment agreements with the two other executive officers of the Company. The agreements provide for employment for a two-year rolling term. Any increase in annual salary during the employment term increases the minimum annual salary under the agreements. The current minimum annual salaries under the agreements for Messrs. Krawczyk and Kent are $250,000 and $167,700, respectively. In addition, the agreements provide for severance pay upon involuntary termination without cause in an amount equal to one year's annual salary plus any bonus received within the preceding
12-month period. Upon an involuntary termination without cause or a constructive termination, as defined in each agreement, within one year following a change in control, the officer so terminated under the agreements is entitled to severance pay equal to 200% of the greater of (i) of the sum of his base annual salary plus any bonus received within the preceding 12 months and (ii) the average of the sum of annual base salary plus bonuses paid during the three twelve-month periods preceding the termination date.


 Compensation of Directors

     Pursuant to the 1995 Directors Stock and Option Plan, each director who is not an employee of the Company receives, as an annual fee, Common Stock of the Company having an equivalent market value on the date of issuance of $15,000. In addition, each new Director receives a nonqualified stock option to purchase 25,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of such stock on the date the option is granted. Each option is immediately exercisable as to 5,000 shares and will become exercisable to the extent of an additional 5,000 shares on each of the four succeeding anniversaries of the date the option is granted. The options expire ten years from the date of the grant.



     In addition, each director who is not an employee of the Company receives an attendance fee of $500 for each meeting at which he is present in person. The Chairman of each committee of the Board of Directors receives an annual fee of $2,000. Each member of a committee (other than an employee of the Company) receives an attendance fee of $500 for each meeting at which he is present in person. Directors are reimbursed for expenses incurred in performing their duties.

     Mr. Swanson was elected non-executive Chairman of the Board of Directors on November 23, 1994. In connection with such election, Mr. Swanson entered into a consulting agreement with the Company. Pursuant to this agreement, in 1995 Mr. Swanson received a one-time grant of an option covering
50,000 shares of the Common Stock of the Company and a one-time issuance of shares of Common Stock of the Company having a fair market value equal to $20,000 for consulting services performed in 1994. In addition, commencing with the first quarter of 1995 and continuing thereafter, Mr Swanson received and will receive for each day that he worked during the previous quarter on the affairs of the Company, up to a maximum of 90 days per calendar year, shares of Common Stock of the Company having a fair market value on the last day of each calendar quarter equal to $1,000 and $1,000 in cash. He received
$88,000 and 49,591 shares of Common Stock of the Company for services in 1995.

     In May through October 1990, Jay H. Shidler and Robert W. Holman, Jr.
(the "Shidler/Holman Group") unsuccessfully solicited written consents of stockholders of the Company seeking to remove the directors then in office and to elect their designees. In order to avoid the diversion of management time and resources and the expense of a proxy contest, on March 13, 1991, the Company entered into a Standstill Agreement (the "Standstill Agreement") with
Messrs. Shidler and Holman and Mr. Stephen B. Oresman, pursuant to which the
Board of Directors agreed to nominate as directors a representative of the Shidler/Holman Group and a second person not financially affiliated with the Shidler/Holman Group. On March 13, 1991, the Board of Directors increased its size by two members and elected Messrs. Shidler and Oresman as directors. In
1993, Mr. Shidler resigned as director, and Mr. McDowell was elected to fill the vacancy. In February 1995, Mr. Shidler relinquished his right to designate one affiliated and one independent director. The Standstill
Agreement expires on the day following the Company's 1996 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


                       OWNERSHIP OF EQUITY SECURITIES

     The following table sets forth the beneficial ownership, reported to the Company as of March 30, 1996, of Common Stock of the Company, including shares as to which the right to acquire ownership exists by the exercise of stock options, within the meaning of Rule 13d-3 under the Securities Exchange
Act of 1934 (the "Exchange Act"), of each director and nominee, the chief executive officer, the other current and former executive officers of the Company who are "Named Executive Officers" as defined below under "Compensation of Executive Officers," and all directors and executive officers as a group.







                                             Number of Shares of  Percent of
Name                                         Common Stock (1)(3)  Class (2)
- -------------------------------------------  -------------------  ---------
Russell Cox................................         20,866            *
Robert L. Flowers (5)......................        106,000            *
John R. Grey...............................         32,886            *
Maurice Grossman...........................        219,886            *
Leo Kahn...................................         17,886            *
Sydney L. Katz.............................        426,805           1.5%
Richard E. Kent............................         95,000            *
David T. Krawczyk..........................        136,875            *
W. Wallace McDowell, Jr. ..................         21,886            *
Stephen B. Oresman.........................         17,886            *
Arthur S. Ryan.............................         59,600            *
Robert K. Swanson..........................        125,662            *

All of the directors and executive officers
as a group (13 persons) (4)................      1,232,638           4.3%

_____________________






Information with respect to stock ownership has been furnished by the persons named.


(1) The persons named have sole voting and investment power with respect to shares listed, except as described under "Standstill Agreement."

(2) Asterisks indicate beneficial ownership of less than 1% of the outstanding Common Stock.

(3) Stock beneficially owned includes shares which may be acquired upon the exercise of presently exercisable options as follows: Mr.
     Flowers -- 101,000 shares; Mr. Grossman -- 200,000 shares; Mr.
     Katz -- 349,583 shares; Mr. Kent -- 88,000 shares;  Mr. Krawczyk -
     - 155,625 shares; Mr. Ryan - 48,000 shares; Messrs. Cox, Grey,
     Kahn, McDowell, and Oresman -- 10,000 shares each; Mr. Swanson -
     30,000 shares; and the group -- 1,022,208 shares. Not included are shares which may be acquired upon the exercise of options which are not presently exercisable as follows: Mr. Katz --
     150,417 shares; Mr. Kent -- 10,000 shares; Mr. Krawczyk -- 44,375 shares; Messrs. Cox, Grey, Kahn, McDowell, and Oresman - 15,000
     shares each; Mr. Swanson -- 45,000 shares and the group -- 444,792 shares.

(4) The percentage of outstanding Common Stock held by all directors and executive officers as a group has been calculated on the basis of 26,088,219 shares of Common Stock outstanding on February 1, 1995, plus 2,756,575 shares of Common Stock subject to currently exercisable stock options held by such group.

(5)  Mr. Flowers retired as Executive Vice President - Real Estate of the
     Company on March 1, 1996.


Section 16(a) Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors, executive officers and beneficial owners of more than 10% of its Common Stock to file initial reports of ownership and reports of changes in ownership of the Company's securities with the Securities and Exchange Commission and to furnish the Company with copies of the reports they file.

     Michael J. Shea was engaged as an Executive Vice President and
Chief Financial Officer of the Company in September of 1995 when he was awarded a grant of 10,000 shares of Common Stock of the Company pursuant to the Company's Restricted Stock Plan and a stock option for 80,000 shares of Common Stock of the Company pursuant to the Company's 1986 Stock Option Plan.
Mr. Shea held 1,000 shares of Common Stock of the Company when he was employed. Mr. Shea did not report such holdings or awards until February of 1996 when he filed his Annual Statement on Form 5.

Retirement Plans

     The Company has a non-contributory defined benefit pension plan (the
"Pension Plan"), which covers substantially all of its employees and an ERISA
Excess Plan (the "EEP"), to preserve certain benefits for employees whose retirement benefits under the Pension Plan are affected by limitations imposed by the Internal Revenue Code.




     The following table shows the estimated annual benefits payable upon retirement at age 65 under the Pension Plan as supplemented by the EEP for services performed and compensation earned through December 31, 1995 on a 100% straight-life annuity basis to persons in specified remuneration and years-of-service classifications. The straight-life annuity benefit is approximately
110% of the 10-year certain benefit. Such benefits reflect a reduction for annual earnings below $20,900 in 1996 to recognize in part the Company's cost of Social Security benefits related to credited service under the Pension
Plan.



                                       Years of Service
   Annual       ----------------------------------------------------------
Compensation    10 Years  15 Years  20 Years  25 Years  30 Years  35 Years
- ------------    --------  --------  --------  --------  --------  --------
$   50,000      $  6,238  $  9,008  $ 11,778  $ 14,549  $ 17,319  $ 20,089
   100,000        13,053    18,857    24,662    30,466    36,270    42,075
   150,000        19,868    28,706    37,545    46,383    55,222    64,060
   200,000        26,683    38,555    50,428    62,300    74,173    86,046
   250,000        33,498    48,404    63,311    78,218    93,124   108,031
   300,000        40,313    58,253    76,194    94,135   112,075   130,016
   350,000        47,128    68,102    89,077   110,052   131,027   152,002
   400,000        53,973    77,951   101,960   125,969   149,978   173,987
   500,000        67,573    97,650   127,727   157,804   187,881   217,958
   600,000        81,203   117,348   153,493   189,638   225,783   261,928
   700,000        94,833   137,046   179,259   221,473   263,686   305,899
   800,000       108,463   156,744   205,025   253,307   301,588   349,870
   900,000       122,093   176,442   230,792   285,141   339,491   393,840
 1,000,000       135,723   196,140   256,558   316,976   377,393   437,811


     Reference earnings ("Reference Earnings") covered by the Pension
Plan, and EEP include all direct compensation payments, including overtime, bonuses, commissions and similar payments. Reference Earnings for any year are determined by reference to payments made during the year, whereas compensation set forth in the Summary Compensation Table is determined by reference to payments, whether made during the year or thereafter, for services during the year. In 1995, Reference Earnings for the Named Executive Officers were substantially (within a 10% variance) the same as the annual compensation (salary and bonus) reported in the Summary Compensation Table.

     Benefits are based upon the average of the highest five of the last ten years for service prior to 1991 and upon annual reference earnings for each year thereafter. The Summary Compensation Table does not include the value of retirement benefits earned in 1995.

     As of December 31, 1995 the years of credited service for the individuals named in the Cash Compensation Table above were: Sydney L. Katz, 12 years, David T. Krawczyk, 20 years, Robert L. Flowers, 26 years, Richard E. Kent, 25 years and Arthur S. Ryan, 8 years. For purposes of the portion of the Pension Plan formula determined on a final average pay basis for service prior to 1991, supplemented by the EEP, the covered compensation for service prior to 1991 of Messrs. Krawczyk, Flowers, Kent and Ryan are $89,054, $169,558, $184,823 and $105,791, respectively. Messrs. Flowers and Kent received lump sum benefits under the Pension Plan at age 65 in 1991 and 1994, respectively. Mr. Katz is entitled to a retirement benefit computed on a final average pay basis for his entire credited service.

     Mr. Grossman does not participate in the EEP and is presently receiving an annual retirement benefit of $124,147. Mr. Kent accrues benefits under the Pension Plan during employment reflecting the increase in his lump sum benefits, if any, attributable to such service.


Base Salaries

     Base salaries for new executive officers are determined by evaluating the responsibilities of the position and the experience of the individual, with reference to the marketplace for executive talent, including a comparison to base salaries for comparable positions with other corporations. Annual salary adjustments are determined by evaluating the performance of the Company and of each executive officer with consideration to any new responsibilities of such officer. In the case of corporate officers with responsibility for operating divisions, the financial results of the division are considered in the context of economic and competitive factors. The Committee also grants appropriate consideration to such non-financial performance measures as the quality of work, business relationships and operational efficiency.

     During 1995, Michael J. Shea was employed as Executive Vice President and Chief Financial Officer and Charles L. Hofeller was employed as Vice President-Real Estate of the Company. The annual salary of $175,000 for Mr. Shea was determined by reference to his experience and the responsibilities of the office. The Company also entered into a Severance Agreement with Mr. Shea that provides that he will be entitled to severance of six months salary in the event of termination without cause within one year of employment and of one year's salary in the event of termination without cause thereafter. Mr. Hofeller's annual salary of $120,000 was determined after consideration of his experience and an evaluation of his ability to sell properties on terms advantageous to the Company.

Annual Bonus

     The Company's executive officers are eligible for an annual cash bonus awarded by reference to an operating income plan for the Company and, where appropriate, for a division of the Company. Pursuant to his employment agreement, Mr. Katz's bonus will be determined based upon the attainment of objectives (including non-financial objectives) to be established in writing by the Committee prior to the end of the first quarter of each calendar year. Each executive officer is assigned a target bonus expressed as a percentage of base salary. Target bonus levels for all executives, including the President, are periodically evaluated by the Committee to ensure that they represent competitive pay opportunities for comparable executives in the retail industry. In 1995, such target percentage rates ranged from 25% to 50% for executive officers of the Company, with Mr. Katz assigned a 50% opportunity. Bonuses for executive officers are awarded as a percentage of the target bonus, ranging from 0% to 150% of the target bonus upon achievement of scaled percentages of the applicable operating income plan.

     In 1995, the Company did not achieve its corporate operating income plan, and accordingly, no incentive bonuses were paid for services in 1995 under the Plan to any executive officer of the Company, including the President.

     No special bonus award was approved in 1995. Special bonus awards are considered by the Company to be non-recurring and outside the criteria typically utilized in considering pay competitiveness.

Stock Options

     Under the Company's 1986 Nonqualified Stock Option Plan, as amended, stock options are granted from time to time to key employees, including executive officers, of the Company. The Committee sets guidelines for the size of stock option awards based upon competitive practice, base salary and other factors, including contributions to initiatives adopted by the Company to increase stockholder value, similar to the factors considered in setting base salary.

     Stock options are designed to align the interests of executives with those of the stockholders, as part of the compensation objectives of the Company. Stock options are granted with an exercise price equal to the market price of the Company's common stock on the date of grant. The options generally vest over four years. Accordingly, the full benefit of the options is realized only when stock price appreciation occurs over an extended period.

     The Committee has endeavored to motivate executives by granting options that present executives an opportunity for significant gains commensurate with gains in stockholder values.

     In 1995, the Company also adopted the 1995 Restricted Stock Plan whereby awards of Common Stock will be issued to officers and key employees as an incentive to increase the profitability of the Company. In 1995, the Board of Directors approved awards under the Plan for an aggregate of 162,000 shares of Common Stock to 16 officers and key employees in lieu of annual salary increases for 1995 and 1996.

     No stock options were granted to Named Executive Officers in 1995.

Conclusion

     The programs described above correlate a significant portion of the Company's executive compensation to individual and corporate performance and stock price appreciation. The Committee intends to continue the policy of linking executives' compensation to corporate performance and improvement in stockholder values, recognizing that economic factors beyond management's control may result in imbalances for particular periods but that consistent improvement in corporate performance over the long term will inure to the mutual benefit of the Company's executives and its stockholders.

           The Compensation Committee

           John R. Grey, Chairman
           Russell Cox
           Stephen B. Oresman

PRINCIPAL STOCKHOLDERS

     The following table sets forth the name and address of the only persons known to the Company to beneficially own more than 5% of the Common Stock as of February 1, 1996, the number of shares beneficially owned and the percentage so owned:


   NAME AND ADDRESS OF        SHARES BENEFICIALLY           PERCENT OF
    BENEFICIAL OWNER                 OWNED              OUTSTANDING SHARES
- -------------------------     -------------------     --------------------
Richard L. Wendt                   2,691,700                 10.3%
3250 Lakeport Blvd.
Klamath Falls, OR  97601

Pioneer Funds                      2,255,500                  8.7%
60 State Street
Boston, MA  02109

Dimensional Funds                  1,448,700                  5.6%
1299 Ocean Ave.
Santa Monica, CA  04041

Continental Assurance              1,538,462 (1)              5.9%
Company and Continental
Casualty Company
333 S. Wabash - 41 South
Chicago, IL  60685

<F1>

(1) 1,153,846 of these shares are shares received upon conversion of the convertible Notes for 1,500,000 in principal convertible into Common Stock of the Company at $1.30 per share.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GROSSMAN'S INC.
                                              Company


Date:  May 10, 1996             By /s/ Steven L. Shapiro
                                   Steven L. Shapiro
                                   Vice President - Controller
                                   (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


      Signature                    Title                        Date


/s/ Robert K. Swanson           Chairman of the Board         May 10, 1996
Robert K. Swanson

/s/ Sydney L. Katz              President and Chief           May 10, 1996
Sydney L. Katz                  Executive Officer
                                (Principal Executive
                                Officer)

/s/ Michael J. Shea             Vice President and Chief      May 10, 1996
Michael J. Shea                 Financial Officer

/s/ Steven L. Shapiro           Vice President - Controller   May 10, 1996
Steven L. Shapiro               (Principal Accounting
                                Officer)

/s/ Russell Cox                 Director                      May 10, 1996
Russell Cox

/s/ John Grey                   Director                      May 10, 1996
John Grey

/s/ Maurice Grossman            Director                      May 10, 1996
Maurice Grossman

/s/ Leo Kahn                    Director                      May 10, 1996
Leo Kahn

/s/ W. Wallace McDowell, Jr.    Director                      May 10, 1996
W. Wallace McDowell, Jr.

/s/ Stephen B. Oresman          Director                      May 10, 1996
Stephen B. Oresman