Form 10-Q
period 1996-03-31
GROSSMANS INC
filed 1996-05-13
CIK 33798

                                 CONFORMED

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         AND EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number 1-542

                               GROSSMAN'S INC.
- --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                Delaware                                 38-0524830
- -----------------------------------------          -----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     in corporation or organization)                 Identification No.)

             45 Dan Road
          Canton, Massachusetts                             02021
- -----------------------------------------          -----------------------
(Address of principal executive offices)                 (Zip Code)

                                (617) 830-4000
- --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Common Stock - $.01 Par Value - 26,474,113 shares as of May 9, 1996, exclusive of 42,849 shares held as treasury shares.

                              GROSSMAN'S INC.
                                 FORM 10-Q
                       QUARTER ENDED MARCH 31, 1996

                                   INDEX


                                                               Page Number
                                                               -----------

PART I. FINANCIAL INFORMATION
- -----------------------------

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     March 31, 1996, December 31, 1995 and March 31, 1995..........    3

   Consolidated Statements of Operations
     Three Months Ended March 31, 1996 and 1995....................    5

   Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1996 and 1995....................    6

   Notes to Unaudited Interim Consolidated Financial Statements....    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..................................   14


PART II. OTHER INFORMATION
- --------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................   19

SIGNATURES.........................................................   20

PART I. FINANCIAL INFORMATION
- -----------------------------


ITEM 1. FINANCIAL STATEMENTS



                     GROSSMAN'S INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                (Unaudited)


                                   March 31,    December 31,    March 31,
                                     1996          1995           1995
                                   ---------    ------------    ---------
ASSETS
- ------
CURRENT ASSETS
 Cash and cash equivalents          $  1,745      $  2,536      $    917
 Receivables, less allowance of
   $3,041 in 1996, $3,339 at
   December 31, 1995 and $4,450
   at March 31, 1995 for doubtful
   accounts                           20,604        23,940        14,529
 Inventories                          53,106       102,009       124,890
 Note receivable, net                     -         13,000            -
 Property held for sale                4,500         2,572         7,152
 Other current assets                  2,852         3,940         3,015
                                    --------      --------      --------
   Total current assets               82,807       147,997       150,503

PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation
 of $14,608 in 1996, $54,663 at
 December 31, 1995 and $59,473
 at March 31, 1995                    50,955        94,256       103,695
PROPERTY HELD FOR SALE                31,294            -             -
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                100           108         1,020
OTHER ASSETS                           1,088         1,168         1,413
                                    --------      --------      --------
   TOTAL ASSETS                     $166,244      $243,529      $256,631
                                    ========      ========      ========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.




                     GROSSMAN'S INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share data)
                                (Unaudited)

                                    March 31,    December 31,   March 31,
                                      1996          1995          1995
                                    ---------    ------------   ---------
LIABILITIES AND
STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued
  liabilities                        $ 97,040      $ 91,308      $ 92,137
 Accrued interest                       1,829         1,403           696
 Current portion of long-term debt
   and capital lease obligations
    14% Debentures, paid April 1996    16,201        16,201        16,201
    Mortgage notes, paid April 1996     3,419           385           221
    Other notes and capital lease
     obligations                        3,366         3,859        11,335
                                     --------      --------      ---------
    Total current liabilities         121,855       113,156       120,590

REVOLVING TERM NOTE PAYABLE                68        32,844        41,252
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                            2,002         5,668         9,721
PENSION LIABILITY                       8,206         8,270         3,827
OTHER LIABILITIES                      15,005         9,796        12,131
                                     ---------     ---------     ---------
   Total liabilities                  147,136       169,734       187,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value:
  Shares authorized - 50,000
  Shares issued - 26,137 in 1996
  and 1995                                261           261           261
 Additional paid-in-capital           155,762       155,768       155,840
 Retained earnings (accumulated
  deficit)                           (118,893)      (64,206)      (74,680)
 Minimum pension liability            (16,476)      (16,476)      (10,576)
 Cumulative foreign currency
  translation adjustment               (1,442)       (1,442)         (872)
 Less shares in treasury, at cost -
     43 in 1996,
     45 at December 31, 1995, and
     355 at March 31, 1995               (104)         (110)         (863)
                                     ---------     ---------     ---------
    Total stockholders' investment     19,108        73,795        69,110
                                     ---------     ---------     ---------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' INVESTMENT         $166,244      $243,529      $256,631
                                     =========     =========     =========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.



                     GROSSMAN'S INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                 -----------------------
                                                   1996           1995
                                                   ----           ----
SALES                                            $112,981      $126,770
COST OF SALES                                      86,481        95,777
                                                 ---------     ---------
  Gross Profit                                     26,500        30,993

OPERATING EXPENSES
  Selling and administrative                       38,034        38,088
  Depreciation and amortization                     1,849         3,011
  Store closing expense                            40,150            -
  Store preopening expense                            361           135
                                                 ---------     ---------
                                                   80,394        41,234
                                                 ---------     ---------
OPERATING LOSS                                    (53,894)      (10,241)

OTHER EXPENSES (INCOME)
  Interest expense                                  1,620         2,197
  Net gain on disposals of property                   (27)          (46)
  Other                                            (1,008)         (732)
                                                 ---------     ---------
                                                      585         1,419
EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE        208           198
                                                 ---------     ---------
LOSS BEFORE INCOME TAXES                          (54,687)      (11,858)

CREDIT FOR INCOME TAXES                                -         (1,186)
                                                 ---------     ---------
NET LOSS                                         $(54,687)     $(10,672)
                                                 =========     =========


NET LOSS PER COMMON SHARE
  (PRIMARY AND FULLY DILUTED)                    $  (2.10)     $  (0.41)
                                                 =========     =========

WEIGHTED AVERAGE SHARES AND EQUIVALENT
  SHARES OUTSTANDING (PRIMARY AND FULLY DILUTED)   26,089        25,782
                                                 =========     =========



The accompanying notes are an integral part of these unaudited interim consolidated financial statements.




                     GROSSMAN'S INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share data)
                                (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1996          1995
                                                     ----          ----
OPERATING ACTIVITIES:
Net loss                                          $(54,687)     $(10,672)
Adjustments to reconcile net loss to net cash
 (used for) operating activities:
  Depreciation and amortization                      1,849         3,011
  Net gain on disposals of property                    (27)          (46)
  Provision for losses on account receivable           465           341
  Provision for store closing                       40,150            -
  Undistributed loss of unconsolidated affiliate       208           198
  (Increase) decrease in assets:
   Receivables                                       3,071         4,579
   Inventories                                      35,572        (8,288)
   Note receivable and other assets                 13,507           480
  (Decrease) in accounts payable and
   accrued and other liabilities                    (7,603)       (3,984)
                                                  ---------     ---------
   Total adjustments                                87,192        (3,709)
                                                  ---------     ---------
 NET CASH (USED FOR) OPERATING ACTIVITIES           32,505       (14,381)

INVESTING ACTIVITIES:
 Capital expenditures                               (1,550)       (1,153)
 Proceeds from sales of property, net                2,474         9,243
 Investment in unconsolidated affiliate               (200)         (194)
                                                  ---------     ---------
 NET CASH PROVIDED BY INVESTING ACTIVITIES             724         7,896

FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease
  obligations                                       (1,244)       (7,005)
 Net borrowings from (repayments to) revolving
  term note payable                                (32,776)       11,364
 Issuance of common stock                               -              9
                                                  ---------     ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES         (34,020)        4,368

Net decrease in cash and cash equivalents             (791)       (2,117)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,536         3,034
                                                  ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  1,745      $    917
                                                  =========     =========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                       GROSSMAN'S INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying Unaudited Interim Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and, in the opinion of management, include all adjustments, consisting of normal recurring accruals along with any transactions relating to the restructuring and refinancing discussed in
Note 2, necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Grossman's Inc. for the year ended December 31, 1995. The balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date.

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

NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS
- ---------------------------------------------------------------------

In March 1996, the Company announced a restructuring and refinancing plan under which its 60 Grossman's stores, located in eight Northeastern states, were closed. Approximately half of the charge was non-cash and was charged against the recorded reserve in March 1996 to cover inventory costs and the net unrecoverable amount of property, plant and equipment. Approximately $8 million of the reserve relates to estimated severance costs. The remaining reserve will principally result in cash outflow to cover exit costs over an estimated three year period.

The Company began the closing and liquidation of its Grossman's stores on March 28, 1996. The Company entered into an Agency Agreement for the liquidation of inventories at closed stores, and partial prepayment totalling $27.0 million was received in March 1996. Concurrent with the timing of the store closings, expected to take up to ten weeks, administrative support functions in the Company's headquarters were reduced. Upon completion of the store closings, the Company's total workforce will have been reduced from approximately 3,400 to 1,800.

NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
- ---------------------------------------------------------------------

Four transactions were undertaken to improve liquidity. The $15.8 million note receivable from Kmart Corporation was sold in March 1996. The Company's 14% Debentures due January 1996 were refinanced, with cash and notes issued in April 1996. A mortgage loan, secured by owned properties was obtained, with funding occurring in April 1996. A new $50 million long-term revolving credit agreement, with increased borrowing availability, was obtained beginning in May 1996.

In December 1995, the Company announced that it was renegotiating the $16.2 million of 14% Debentures and related interest due in January 1996. In March 1996, settlement with holders of these Debentures was reached. Holders were paid in April 1996 for principal and interest due, in a combination of cash and notes payable. Cash payments totalled approximately $12 million. Notes payable of $3 million due in three years, with interest payable semi-annually at 10%, were issued. These notes are convertible at the holder's option into shares of the Company's Common Stock at $1.30 per share. In April 1996, $500 thousand of notes were converted into 384,615 shares of Common Stock. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15% per annum, were also issued. These notes are due in three years and may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described below. Interest on these notes may be deferred at the Company's option.

The Company's $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13 million on March 22, 1996.

GRS Realty Company, Inc., a subsidiary of the Company, issued a series of mortgage notes payable to a non-affiliated investor group. The mortgage notes are secured by both closed and operating owned properties conveyed to GRS Realty Company, Inc. and are required to be repaid with proceeds from the sale of closed stores. The notes total $33.0 million, $2.9 million of which is non-interest bearing and is payable from the first sale of properties. An additional $4.0 million is non-interest bearing and convertible into Common Stock at $0.75 per share, subsequent to repayment of the mortgage notes. The remaining $26.1 million bears interest at 15% per annum, payable monthly and include a right to convert $2 million into shares of the Company's Common Stock at $1.50 per share upon certain events, including default at maturity. Minimum required principal payments are as follows: $4.5 million is due by October 1996; an additional $6.0 million is due by April 1997; and additional $9.0 million is due by October 1997 and the remainder is due by April 1998. Fees due under the various notes, totalling $2.9 million, were paid in April 1996 upon the loan closing.

The pro forma balance sheet adjustments also reflect the retirement of $3.4 million of mortgage notes paid in April 1996.

In May 1996, the Company received a three-year line of credit for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based on a percentage of qualified inventory and

NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
- ---------------------------------------------------------------------

accounts receivable. The new agreement replaces the revolving term note payable previously in effect. Borrowings pursuant to this new agreement are secured by inventory, receivables and other assets. The agreement, which provides interest at 1% over Prime Rate, contains no financial ratio covenants or dollar limitations on spending for new store properties.

The following unaudited condensed pro forma financial statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission, giving effect to the restructuring and refinancing plan transactions as if they had occurred, for balance sheet purposes, on March 31, 1996 and, for statement of operations purposes, on January 1, 1996. The pro forma information is not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the Company's future results.

NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
- ---------------------------------------------------------------------



                UNAUDITED CONDENSED PRO FORMA BALANCE SHEET
                   (in thousands, except per share data)

                                                  March 31, 1996
                                       -----------------------------------
                                                                 Pro Forma
                                          As     Pro Forma      Continuing
                                       Reported Adjustments     Operations
                                       -------- -----------     ----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $  1,745  $     -         $  1,745
 Receivables, net                        20,604        -           20,604
 Inventories                             53,106    (7,694)(a)      45,412
 Note receivable, net                        -         -               -
 Property held for sale                   4,500        -            4,500
 Other current assets                     2,852        -            2,852
                                       --------- ---------       ---------
  Total current assets                   82,807    (7,694)         75,113

PROPERTY, PLANT AND EQUIPMENT, NET       50,955        -           50,955
PROPERTY HELD FOR SALE                   31,294        -           31,294
OTHER ASSETS                              1,188        -            1,188
                                       --------- ---------       ---------
  TOTAL ASSETS                         $166,244  $ (7,694)       $158,550
                                       ========= =========       =========
LIABILITIES AND STOCKHOLDERS'
 INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued
  liabilities                          $ 98,869  $(34,127)(b)(c) $ 64,742
 Current portion of long-term debt
  and capital lease obligations          22,986   (15,120)(b)       7,866
                                       --------- ---------       ---------
  Total current liabilities             121,855   (49,247)         72,608

REVOLVING TERM NOTE PAYABLE                  68     7,352 (d)       7,420
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                              2,002    34,201 (c)      36,203
OTHER LIABILITIES                        23,211        -           23,211
                                       --------- ---------       ---------
  Total liabilities                     147,136    (7,694)        139,442

TOTAL STOCKHOLDERS' INVESTMENT           19,108        -           19,108
                                       --------- ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 INVESTMENT                            $166,244  $ (7,694)       $158,550
                                       ========= =========       =========


<F1>
(a) Estimated value of remaining Grossman's stores inventory.
<F2>
(b) Elimination of amounts pertaining to closed Grossman's stores.
<F3>
(c) Payment of $16.2 million of 14% Debentures and related accrued interest, and addition of notes payable totalling $38.7 million.
<F4>
(d) Projected borrowings necessary after reflecting activity described in
    (a) through (c)


NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
- ---------------------------------------------------------------------


           UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS
                   (in thousands, except per share data)

                                      Quarter Ended March 31, 1996
                                 -----------------------------------------
                                            Less                 Pro Forma
                                   As      Closed    Pro Forma  Continuing
                                Reported Operations Adjustments Operations
                                -------- ---------- ----------- ----------

SALES                           $112,981  $ 47,953   $     -     $ 65,028
COST OF SALES                     86,481    36,161         -       50,320
                                --------- ---------  ---------   ---------
 Gross Profit                     26,500    11,792         -       14,708

OPERATING EXPENSES
 Selling and administrative       38,034    17,060       (921)(a)  20,053
 Depreciation and amortization     1,849       875                    974
 Store closing expense            40,150    40,150         -           -
 Preopening expense                  361        45         -          316
                                --------- ---------  ---------   ---------
                                  80,394    58,130       (921)     21,343
                                --------- ---------  ---------   ---------
OPERATING INCOME (LOSS)          (53,894)  (46,338)      (921)     (6,635)

OTHER EXPENSES (INCOME)
 Interest expense                  1,620       645        (16)(b)     959
 Net gain on disposals
  of property                        (27)      (12)        -          (15)
 Other                            (1,008)     (173)        -         (835)
                                --------- ---------  ---------   ---------
                                     585       460        (16)        109
                                --------- ---------  ---------   ---------
EQUITY IN NET LOSS OF
 UNCONSOLIDATED AFFILIATE            208        -          -          208
                                --------- ---------  ---------   ---------
LOSS BEFORE INCOME TAXES         (54,687)  (46,798)      (937)     (6,952)
PROVISION FOR INCOME TAXES            -         -          -           -
                                --------- ---------  ---------   ---------
NET LOSS                        $(54,687) $(46,798)  $   (937)   $ (6,952)
                                ========= =========  =========   =========
NET LOSS PER COMMON SHARE
 (PRIMARY AND FULLY DILUTED)      $(2.10)                          $(0.27)
                                =========                        =========
WEIGHTED AVERAGE SHARES AND
 EQUIVALENT SHARES OUTSTANDING
 Primary and Fully Diluted        26,089                           26,089
                                =========                        =========

<F1>
(a) Net corporate overhead reduction related to the restructuring.
<F2>
(b) Assumes retirement of 14% Debentures, capital lease obligation reductions, reductions to revolving credit borrowings, net of increases for new secured debt and notes payable.


NOTE 3 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
- ------------------------------------------------------


Long-term debt consists of the following (in thousands):

                                     March 31,  December 31,  March 31,
                                       1996         1995        1995
                                     ---------  ------------  ----------
14% Debentures, paid April 1996       $16,201      $16,201      $16,201
Mortgage and other notes                3,805        4,063       10,795
Capital lease obligations               4,982        5,849       10,482
                                      -------      -------      -------
                                       24,988       26,113       37,478

Less current portion                   22,986       20,445       27,757
                                      -------      -------      -------
                                      $ 2,002      $ 5,668      $ 9,721
                                      =======      =======      =======


At March 31, 1996, cash borrowings under the Company's loan and security agreement totalled $68.0 thousand and outstanding standby letters of credit totalled $9.5 million. The maximum borrowings under this agreement during the three months ended March 1996 was $52.3 million, including letters of credit of $9.2 million. The maximum borrowings under this agreement for the three months ended March 31, 1995 were $57.9 million, including letters of credit of $11.5 million. The weighted average annual interest rate on such borrowings in the first quarters of 1995 and 1996 was 9.4% and 11.6%, respectively. At March 31, 1996, the loan and security agreement provided for borrowings of $37.5 million.

In April 1996, the Company repaid the $3.4 million of mortgage notes outstanding at March 31, 1996.

See Note 2 for discussion of repayment of the 14% Debentures, new debt agreements funded in April 1996 and the refinancing of the loan and security agreement.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
- -------------------------------------------------


Accounts payable and accrued liabilities consist of the following (in thousands):
                                     March 31,   December 31,   March 31,
                                       1996          1995         1995
                                     ---------   ------------   ---------
Accounts payable                      $55,448       $63,236      $62,368
Accrued salaries, wages,
 commissions and related taxes          4,853         3,630        6,635
Accrued income and franchise taxes        318           391           -
Accrued taxes other than income
 and franchise                          2,921         2,819        2,545
Accrued store closing costs            15,813         4,593        3,298
Accrued insurance                      11,136         9,933       10,740
Other accrued liabilities               6,551         6,706        6,551
                                      -------       --------     -------
                                      $97,040       $91,308      $92,137
                                      =======       =======      =======


NOTE 5 - OTHER LIABILITIES
- --------------------------


Other long-term liabilities consist of the following (in thousands):

                                     March 31,   December 31,   March 31,
                                       1996         1995          1995
                                     ---------   ------------   ---------
Accrued insurance claims              $ 6,281       $6,955       $ 7,889
Accrued store closing costs             8,332        2,347         3,572
Other accrued liabilities                 392          494           670
                                      -------       ------       -------
                                      $15,005       $9,796       $12,131
                                      =======       ======       =======



ITEM 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

MARCH 31, 1996 COMPARED WITH DECEMBER 31, 1995
- ----------------------------------------------

Financial condition at March 31, 1996 reflects the initial actions taken with regard to the restructuring and refinancing plan announced by the Company on March 28, 1996. Under this plan, the closing and liquidation of the remaining 60 Grossman's stores began on March 29, 1996. The Company entered into an Agency Agreement for the liquidation of inventories at closed stores, and partial prepayment totalling $27.0 million was received prior to month end. The liquidation of the stores and payment for the remainder of the inventory will occur in the second quarter. A $40.2 million restructuring charge was recorded in March 1996 related to severance costs, lease payments, inventory liquidation costs, other expenses and the net unrecoverable amount of property, plant and equipment. Approximately half of the charge was non-cash and was charged against the recorded reserve in March 1996 to cover inventory costs and the net unrecoverable amount of property, plant and equipment. Approximately $8 million of the reserve relates to estimated severance costs, most of which will be paid in the second quarter of 1996. The remaining reserve will principally result in cash outflow to cover exit costs over an estimated three year period.

The Company's first quarter historically reflected a seasonal buildup of inventory, particularly in the Grossman's stores, as these stores were located entirely in the Northeast where fewer home improvement projects were undertaken in winter months. Although the ongoing operations of the Company will reflect a lower than historical seasonal effect, a seasonal increase in inventories from year end should still be expected. Prior to the announcement of the reorganization, supply difficulties were encountered causing a decline in inventory levels within ongoing operations from $51.2 million at year end to $45.4 million at March 31, 1996. Accounts payable, which normally trend with inventory, remained relatively level between year end and the end of the first quarter, reflecting liquidity difficulties. Following the announcement of the refinancing plan, management has focused on reestablishing vendor relationships, including timely payment to all vendors, rectifying inventory shortages, and reestablishing customer relationships which were strained due to these shortages. Sales and results of operations throughout the second quarter will be hindered by the lingering effects of these difficulties.

Four transactions were undertaken in the first quarter to improve liquidity, three of which were finalized subsequent to March month end.
In March, the Company sold its $15.8 million note receivable from Kmart Corporation for cash of $13 million. This note was originally discounted for financial reporting purposes to $12.4 million. The Company's 14% Debentures due January 1996 were refinanced, with cash and notes issued in April 1996. A mortgage loan, secured by owned properties was obtained, with funding occurring in April 1996. A new $50 million long-term revolving credit agreement, with increased borrowing availability, was obtained in May 1996 replacing the former facility.

- ----------------------------------------------------------
Settlement with holders of 14% Debentures for principal and interest due was reached in March 1996 and holders were paid in April 1996, in a combination of cash and notes payable. Cash payments totalled approximately $12 million. Notes payable of $3 million due in three years, with interest payable semi-annually at 10%, were issued. These notes are convertible at the holder's option into shares of the Company's Common Stock at $1.30 per share. In April 1996, $500 thousand of notes were converted into 384,615 shares of Common Stock. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15% per annum, were also issued. These notes are due in three years and may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described below. Interest on these notes may be deferred at the Company's option.

In April 1996, GRS Realty Company, Inc., a subsidiary of the Company, issued a series of mortgage notes payable to a non-affiliated investor group. The mortgage notes are secured by both closed and owned store properties conveyed to GRS Realty Company, Inc. and are required to be repaid with proceeds from the sale of closed stores. The notes total $33.0 million, $2.9 million of which is non-interest bearing and is payable from the first sale of properties. In April 1996, two properties were sold and $1.6 million was paid toward this non-interest bearing note. An additional $4.0 million is also non-interest bearing and convertible into Common Stock at $0.75 per share, subsequent to repayment of the remaining $26.1 million of interest bearing mortgage notes. The $26.1 million of notes bear interest at 15% per annum, payable monthly and include a right to convert $2.0 million into shares of the Company's Common Stock at $1.50 per share upon certain events, including default at
maturity.   Minimum required principal payments for the total series of mortgage notes are as follows: $4.5 million is due by October 1996; an additional $6.0 million is due by April 1997; an additional $9.0 million is due by October 1997 and the remainder is due by April 1998. Fees due under the various notes, totalling $2.9 million, were paid in April 1996 upon the loan closing. The Company has 53 owned properties which are being actively marketed, and management expects proceeds to be sufficient to meet the required payment timetable.

In May 1996, the Company entered into an agreement for a three-year line of credit for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based arrangement based upon inventory and accounts receivable. The new agreement replaces the revolving term note payable previously in effect. Borrowings pursuant to this new agreement are secured by inventory, receivables and other assets. The agreement, which bears interest at 1% over Prime Rate, contains no financial ratio covenants or dollar limitations on spending for new store properties. Revolving credit borrowings at March 31, 1996 total $68 thousand, as compared to $32.8 million at year end. This reduction was principally due to the aforementioned $27.0 million partial payment for inventory in closed stores. Revolving credit borrowings increased subsequent to the end of the first quarter, as vendor payments were made. Management anticipates the use of the revolving credit facility throughout the remainder of 1996 and beyond, with availability sufficient to meet requirements.

In April 1996, the Company repaid the $3.4 million of mortgage notes outstanding at March 31, 1996.

- ----------------------------------------------------------

Property, plant and equipment within ongoing operations decreased from $53.2 million at year end to $51.0 million at March 31, 1996, reflecting depreciation offset in part by capital expenditures of $1.6 million made in connection with new stores. During the quarter three new Mr. 2nd's Bargain Outlet stores were opened in Massachusetts in former Grossman's store locations. In addition, construction was completed on a Contractors' Warehouse store in Lexington, Kentucky, which opened in the second quarter.

Property held for sale totals $35.8 million at March 31, 1996, reflecting the book value of owned real property and the estimated market value of personal property. Market values of real property are expected to exceed book values and, in accordance with generally accepted accounting principles, gains, if any, will be deferred until sales disposition.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995
- ------------------------------------------------------------------

The Company's first quarter historically has been a period of low sales activity with resultant operating losses, as fewer do-it-yourself home improvement projects and construction activities in the Company's markets are undertaken during the winter months. First quarter sales have historically been less than 20% of full year sales. Results of operations include both the results of ongoing operations and of the Grossman's Division, whose operations terminated on March 28, 1996, as previously described. Pro forma results of operations, which exclude the Grossman's Division, are presented in the Notes To Financial Statements.


The following table shows comparative sales results by store type (dollars
in millions):
                                               Three Months
                                               Ended March
                                            ------------------
                                              1996      1995
                                              ----      ----
SALES (in millions)
Ongoing Operations
 Contractors' Warehouse                      $ 54.5    $ 51.1
 Mr. 2nd's Bargain Outlet                      10.5      10.3
                                             ------    ------
   Total Ongoing Operations                    65.0      61.4
Closed Stores
 Grossman's                                    48.0      65.4
                                             ------    ------
Total Grossman's Inc.                        $113.0    $126.8
                                             ======    ======


THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1995 (CONTINUED)
- ------------------------------------------------------------


                                               Three Months
                                               Ended March
                                            ------------------
                                              1996      1995
                                              ----      ----
% OF TOTAL SALES
Ongoing Operations
 Contractors' Warehouse                        48.2 %    40.3 %
 Mr. 2nd's Bargain Outlet                       9.3       8.1
                                              ------    ------
  Total Ongoing Operations                     57.5      48.4
Closed Stores
 Grossman's                                    42.5      51.6
                                              ------    ------
Total Grossman's Inc.                         100.0 %   100.0 %
                                              ======    ======

SALES % INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Ongoing Operations
 Contractors' Warehouse                         6.7 %     5.8 %
 Mr. 2nd's Bargain Outlet                       1.9      21.2
                                             -------   -------
  Total Ongoing Operations                      5.9       8.1
Closed Stores
 Grossman's                                   (26.6)    (16.5)
                                             -------   -------
Total Grossman's Inc.                         (10.9)%    (6.1)%
                                             =======   =======

COMPARABLE STORE SALES % INCREASE
 (DECREASE) VERSUS PRIOR YEAR
Ongoing Operations
 Contractors' Warehouse                        (3.7)%    (6.6)%
 Mr. 2nd's Bargain Outlet                     (12.7)     12.9
                                             -------   -------
  Total Ongoing Operations                     (5.2)     (3.7)
Closed Stores
 Grossman's                                      NA       4.0
                                             -------   -------
Total Grossman's Inc.                          (5.2)%     0.3 %
                                             =======   =======

NUMBER OF STORES AT MONTH END
Ongoing Operations
 Contractors' Warehouse                          15        13
 Mr. 2nd's Bargain Outlet                        24        20
Closed Stores
 Grossman's                                       -        72
                                              ------    ------
Total Number of Stores                           39       105
                                              ======    ======


THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1995 (CONTINUED)
- ------------------------------------------------------------

Sales results in 1996 were affected by inventory supply problems and out-of-stock situations, as previously discussed. Management also expects both sales and results of operations throughout the second quarter to be hindered by the effects of these difficulties.

Sales results were affected by the store openings and closings. The 1996 results include the results of three Contractors' Warehouse stores opened in 1995, two of which were opened subsequent to the first quarter. The 1996 results include the sales of two Mr. 2nd's Bargain Outlets opened in 1995, one which opened late in the first quarter and one subsequent to the first quarter, and the results of three stores which opened in March 1996. The 1996 results exclude the results of 18 Grossman's stores which closed in late 1995. Additionally, Contractors' Warehouse sales results in 1995 were dampened by heavy rainfall in California in the months of January and March.

Gross profit declined by $4.4 million as the result of the sales decline and a decline in gross margin from 24.4% in 1995 to 23.5% in 1996. The decline in gross margin reflects the increase in Contractors' Warehouse sales, which focus on lower margin professional sales, as a percent of total sales. Gross margins were also affected by the Company's inability to avoid out-of-stock situations in the first quarter of 1996. Margins on commodity lumber, which were extremely low in 1995 due to falling prices, rebounded slightly in 1996 when prices were relatively stable.

Selling and administrative expenses, which remained flat from 1995 to 1996, will decrease in the future as a result of the store closings. Depreciation expense declined from $3.0 million in 1995 to $1.8 million in 1996, reflecting store closings, partially offset by depreciation for new stores. First quarter 1996 depreciation for ongoing operations was approximately $1.0 million.

As a result of the restructuring and refinancing plan, the Company reflected a $40.2 million restructuring charge in the first quarter of 1996 related to severance costs, lease payments, inventory liquidation costs, other expenses and the net unrecoverable amount of property plant and equipment.

Interest expense declined from $2.2 million in 1995 to $1.6 million reflecting lower revolving credit borrowings and a lower level of capital lease obligations as a result of closing stores in 1995. Interest expense throughout the remainder of 1996 will reflect the new debt entered into as a result of the previously discussed refinancing.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

              4(o)-7 Eighth Amendment, dated as of March 28, 1996, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993.

              4(o)-8 Waiver and Ninth Amendment, dated as April 4, 1996, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993.

              4(p) Schedule of Tranche A Convertible Promissory Notes and Tranche B Promissory Notes Delivered on April 9, 1996, filed herewith.

              4(p)-1 Tranche A Convertible Promissory Note, dated April 9, 1996, between Grossman's Inc. and Continental Assurance Company, filed herewith.

              4(p)-2 Tranche B Convertible Promissory Note, dated April 9, 1996, between Grossman's Inc. and Continental Assurance Company, filed herewith.

              4(q) Loan Agreement, dated April 4, 1996, between GRS Realty Company, Inc. and Combined Investors, L.L.C., filed herewith.

              4(r) Loan and Security Agreement, dated May 2, 1996, by and between Congress Financial Corporation (New England) and Grossman's Inc., filed herewith.

              10(q) Agency Agreement, dated March 29, 1996, by and between Gordon Brothers Partners, Inc. and Grossman's Inc., filed herewith.

              11(a) Statement re computation of earnings per share, filed herewith.


        (b) REPORTS ON FORM 8-K

             The Company filed a Form 8-K with the Securities and Exchange Commission, dated and filed January 12, 1996, reporting on the Sixth and Seventh Amendments to the Loan and Security Agreement between Grossman's Inc. and
             BankAmerica Business Credit, Inc.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROSSMAN'S INC.
                                          Company



                               by  /s/ Steven L. Shapiro
                                   -------------------------------------
                                            Steven L. Shapiro
                                       Vice President - Controller
                                      (Principal Accounting Officer)





DATE:  May 13, 1996