Form 10-K/A
period 1995-12-31
GROSSMANS INC
filed 1996-06-27
CIK 33798

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

 Commission File Number 1-542

                             GROSSMAN'S INC.
 --------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                   38-0524830
 --------------------------------------------           -------------------
        (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                 Identification No.)

     45 Dan Road, Canton, Massachusetts                        02021
 --------------------------------------------           -------------------
   (Address of principal executive offices)                  (Zip Code)

                             (617) 830-4000
 --------------------------------------------------------------------------
             Registrant's telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Exchange
             Title of Class                          on Which Registered
 ---------------------------------------        ---------------------------
 Common Stock, par value $0.01 per share          The Nasdaq Stock Market

 Securities registered pursuant to Section 12(g) of the Act:

                                  None
 --------------------------------------------------------------------------
                            (Title of Class)

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


  This amendment files Part IV, Item 14(d) and Exhibit 23.1.
Part IV.

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-k.

         (d) Separate financial statements of 50% owned unconsolidated foreign joint venture.

                        INDEPENDENT AUDIT REPORT




 To the shareholders of
 Construcentro de America, S.A. de C.V.


 We have audited the accompanying balance sheets of Construcentro de America, S.A. de C.V., as of December 31, 1995 and 1994, and the related statements of profit and loss, changes in stockholders' equity and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 Our examinations were conducted in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform our audit in such a way as to obtain reasonable assurance that the financial statements are free from material misstatement and are prepared in accordance with generally accepted accounting principles. Our audit consisted of an examination, on a test basis, of the evidence to support the amounts and disclosure in the financial statements. In addition, it included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Construcentro de America, S.A. de C.V. at December 31, 1995 and 1994, the result of its operations, the changes in its stockholders' equity and the changes in its financial position for the years then ended in conformity with accounting principles generally accepted in Mexico.



                                   MANCERA, S.C.
                                   Ernst & Young


                                   /s/  Roberto Rodriguez Castaneda

 San Pedro Garza Garcia, N.L.
 May 17, 1996


CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Balance Sheet Statement
(Thousands of pesos at December 1995 purchasing power)


                                                        December 31,
                                                    -------------------
                                                     1995        1994
                                                    -------     -------
Assets
Current Assets:
  Cash and short term investments (note 2b)         $ 2,208     $ 2,414

Receivables:
  Miscellaneous receivables                             169       2,257
  Value added tax                                       790       1,606
  Other receivables                                     815         594
                                                    --------    --------
Total receivables                                     1,774       4,457

Inventories (notes 2c & 5)                            9,845      21,866
                                                    --------    --------
Total current assets                                 13,827      28,737

Property and equipment, net (note 2d & 6)             6,423       6,366

Deferred charges, net (note 2e)                       1,760       1,915
                                                    --------    --------
Total Assets                                        $22,010     $37,018
                                                    ========    ========

Liabilities and Equity
Current liabilities:
  Accounts payable                                  $ 9,116     $10,827
  Bank loans (note 7)                                 2,662       6,756
  Grossman's Inc. (note 4)                            2,638       1,274
  Other liabilities                                     779       2,642
                                                    --------    --------
Total current liabilities                            15,195      21,499
                                                    --------    --------
Payroll related liabilities                               8          -
                                                    --------    --------
Total liabilities                                    15,203      21,499
                                                    --------    --------
Equity (note 8a, b, c)
  Capital Stock                                      24,701      24,701
  Subscribed stock, not paid                             -           -
  Advances for future increases of stock              5,435         634
  Prior year losses                                 (12,076)     (1,912)
  Current year net P&L                               (9,357)    (10,164)
  Excess/(deficit) in equity actualization           (1,896)      2,260
                                                    --------    --------
Total equity                                          6,807      15,519
                                                    --------    --------
Total Liabilities and Equity                        $22,010     $37,018
                                                    ========    ========



CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Profit and Loss Statement
(Thousands of pesos at December 1995 purchasing power)


                                                 Year Ended December 31
                                                 ------------------------
                                                   1995           1994
                                                 --------       ---------
Sales                                            $62,595        $ 57,842
Cost of sales (note 2c)                           53,098          45,355
                                                 --------       ---------
Gross margin                                       9,497          12,487
                                                 --------       ---------
Operating expenses                                11,946          11,523
Administrative expenses                            6,714           7,341
                                                 --------       ---------
  Total expenses                                  18,660          18,864
                                                 --------       ---------
Operating loss                                    (9,163)         (6,377)

Financial costs (note 2a):
  Interest expense/(gain), net                     1,097             833
  Exchange rate loss, net                          3,692             712
  Result on monetary position                     (4,595)           (307)
                                                 --------       ---------
Total financial costs                                194           1,238
                                                 --------       ---------
Loss before income tax, profit
 sharing and special entry                        (9,357)         (7,615)
                                                 --------       ---------
Special entry due to effects of
 devaluation (note 3b)                                -           (2,549)
Income tax (notes 2g & 9)                             -               -
Profit sharing (notes 2g & 9)                         -               -
                                                 --------       ---------
Net loss                                         $(9,357)       $(10,164)
                                                 ========       =========


The accompanying notes are an integral part of these financial statements.


CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Cash Flow Statement
(Thousands of pesos at December 1995 purchasing power)


                                                         December 31,
                                                   ------------------------
                                                     1995            1994
                                                   --------       ---------
OPERATING ACTIVITIES:
Net income (loss)                                  $(9,357)       $(10,164)
Less adjustments to reconcile net
 income/(loss) to net cash provided
 operating activities:
  Depreciation                                         544             439
  Amortization                                         153             210
  Cost of fixed asset sale                             128              93
                                                   --------       ---------
                                                    (8,532)         (9,422)

Elimination of the net result on
 non-monetary assets in inventories                 (4,156)          2,436

NET CASH (USED FOR)/PROVIDED BY:
 Value added tax receivable                            816          (1,482)
 Miscellaneous receivables                           2,088              -
 Other accounts receivable                            (221)         (2,623)
 Inventories                                        12,021         (21,866)
 Vendors                                            (1,711)         10,678
 Grossman's Inc.                                     1,364             691
 Other accounts payable and
  accumulated expenses                              (1,851)          2,322
                                                   --------       ---------
NET CASH USED BY OPERATIONS                           (182)        (19,266)
                                                   --------       ---------
FINANCING ACTIVITIES:
  Capital stock (opening)                               -           19,151
  Stock increase                                        -               -
  Subscribed stock, not paid                            -               -
  Advances for future increases of stock             4,801             926
  Bank loans                                        (4,094)          6,756
                                                   --------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              707          26,833
                                                   --------       ---------
INVESTING ACTIVITIES:
  Property, plant and equipment                       (729)         (6,053)
  Deferred charges                                      (2)           (840)
                                                   --------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                (731)         (6,893)
                                                   --------       ---------
Net increase in cash and cash equivalents             (206)            674

Cash and cash equivalents at beginning of period     2,414           1,740
                                                   --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,208        $  2,414
                                                   ========       =========


The accompanying notes are an integral part of these financial statements.


CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Equity Statement
(Thousands of pesos at December 1995 purchasing power)


                                           CONTRIBUTED CAPITAL
                           ---------------------------------------------------
                           Capital    Subscribed Stock     Advances for Future
                            Stock         not Paid         Increases of Stock
                           -------    ----------------     -------------------
Balance at December 31,
 1993                      $24,233       $(18,975)                 $   -

Reclass of 1993 results         -              -                       -

Payments of subscribed
 stock                          -          18,975                     926

Stock increase per
 agreement of December
 December 16, 1994             468             -                     (292)

Net result on
 non-monetary assets            -              -                       -

Net income (loss)               -              -                       -
                           -------       ---------                 -------
Ending balance at
 December 31, 1994          24,701             -                      634

Reclass of 1994 results         -              -                       -

Advance for future
 increases of stock             -              -                    4,801

Net result on
 non-monetary assets            -              -                       -

Net income (loss)               -              -                       -
                           -------       ---------                 ------
Ending balance at
 December 31, 1995         $24,701       $     -                   $5,435
                           =======       =========                 ======


The accompanying notes are an integral part of these financial statements.


CONSTRUCENTRO DE AMERICA, S.A. DE C.V.
Equity Statement
(Thousands of new pesos at December 1995 purchasing power)


                                             EARNED CAPITAL
                           ---------------------------------------------------
                                                             Excess (deficit)
                           Prior Year     Current Year          in equity
                             Losses         net P&L           actualization
                           ----------     ------------     -------------------
Balance at December 31,    $     -          $ (1,912)           $  (176)
 1993

Reclass of 1993 results      (1,912)           1,912                 -

Payments of subscribed
 stock                           -                -                  -

Stock increase per
 agreement of
 December 16, 1994               -                -                  -

Net result on
 non-monetary assets             -                -               2,436

Net income (loss)                -           (10,164)                -
                           ---------        ---------           --------
Ending balance at
 December 31, 1994           (1,912)         (10,164)             2,260

Reclass of 1994 results     (10,164)          10,164                 -

Advance for future
 increases of stock              -                -                  -

Net result on
 non-monetary assets             -                -              (4,156)

Net income (loss)                -            (9,357)                -
                           ---------        ---------           --------
Ending balance at
 December 31, 1995         $(12,076)        $ (9,357)           $(1,896)
                           =========        =========           ========


The accompany notes are an integral part of these financial statements.

Construcentro de America, S.A. de C.V.

Notes to Financial Statements

(Thousands of Mexican Pesos at
December 1995 Purchasing Power)

1.  Company Activities

Construcentro de America, S.A. de C.V., was incorporated on April 28, 1993. Its main activities are developing and operating cash and carry stores, selling building materials, such as plumbing fittings, electrical items, hardware, doors and windows, masonry and general do-it-yourself products, and other items related to home building.

Sales operations commenced on May 6, 1994.


2.  Significant Accounting Policies

a.  Recognition of the Effects of Inflation.

The Company includes the effects of inflation in the financial information in accordance with the provisions of the Accounting Principles Commission Bulletin B-10 (recognition of the effects of inflation in financial reporting) and its four amendments.

The provisions contained in the third amendment to Bulletin B-10, which came into force in 1990, require in general terms that 1) amounts given on all financial statements should be expressed in pesos of purchasing power at the date of the general balance sheet of the last reported period, and 2) that the amounts applied to restate shareholders' equity should be distributed proportionally among the different capital accounts (see Note 8). In consequence, the attached financial statements at December 31, 1995 and 1994, and the amounts included in the corresponding notes, are expressed in pesos of December 31, 1995 purchasing power.

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

- - Gain (loss) from holding non-monetary assets

This represents the increase or decrease in the replacement value of non-monetary assets above or below inflation, measure with reference to the NCPI.

b.  Cash and temporary investments

Cash and temporary investments consist principally of short term fixed-return investments placed with banks and stock brokers, valued at market values.

c.  Inventories and cost of sales

Up until December 31, 1994, inventories and cost of sales were revalued using the specific cost method. From 1995 on, factors from the NCPI were used. The effect of this change was not calculated, but is estimated to be insignificant. The inventory values so determined do not exceed market values.


d.  Plant, machinery and equipment

Investment in plant, machinery and equipment is recorded at original cost. This cost is then restated in accordance with the NCPI issued by the Bank of Mexico.

Depreciation is calculated by the straight-line method, applying the following rates:

Leasehold improvements         5%
Transportation equipment      20%
Computing equipment           30%
Office equipment              10%
Machinery and Equipment       10%


e.  Deferred charges

As described at Note 1, the Company began operations in the 1994 period. Expenses incurred in the pre-operational period which were to produce a future benefit on beginning operations have been recorded as pre-operational expenses. These expenses will be amortized over the ten years following the start of operations.

Pre-operational expenses are recorded at original costs restated in accordance with the NCPI.


f.  Severance payments

In accordance with Mexican Federal Labor Law, the Company is obliged to compensate employees discharged under certain conditions. It has been the custom to charge such compensation payments to income in the period in which they become payable.


g.  Income tax and employees' profit sharing

The Company follows the policy of determining provisions for income tax and employees' profit sharing based on taxable income, allowing for the effect of non-recurring and significant timing differences, which are deducted or accumulated for tax purposes in different years from those in which they are deducted or accumulated for accounting purposes.


h.   Foreign currency transactions

Foreign currency transaction are recorded at the exchange rate existing at the date of the transaction. Assets and liabilities denominated in foreign currencies are stated in Mexican currency at the exchange rate existing at the balance sheet date. Differences arising from fluctuations in the exchange rate between transaction and settlement date or date of valuation at the end of the period are charged or credited to the period income.

3.   Foreign currency transactions and balances.


At December 31, 1995 and 1994, the Company's financial statements show the following foreign currency assets and liabilities (thousands of U.S. dollars):


                                 1995                 1994
                                ------               ------
Current assets                  $ 665                $2,238
Current liabilities               881                 1,375
                                ------               -------
Net short position              $(216)               $  863
                                ======               =======


a. Assets and liabilities denominated in dollars were converted to Mexican pesos at the exchange rates existing on December 31, 1995 and 1994, that is: N$7.68 and N$4.94, respectively.

b. Due to the devaluation of the Mexican peso in December 1994, and the net liabilities held at that time by Construcentro de America, S.A. de C.V., the Company had an exchange loss of approximately $2,549 (thousand) which is shown as a special entry in the period results.

On May 17, 1996, the date of issuance of these financial statements, the exchange rate was N$7.4179, showing a change from the exchange rate at December 31, 1995.


A summary of foreign currency transactions, excluding machinery and equipment imports for the periods ending December 31, 1995 and 1994, is given below
(thousands of U.S. dollars):


                                 1995                 1994
                                ------               ------
Inventory purchases             $1,410               $6,531



4.   Transactions with related parties


The Company's transactions with Grossman's, Inc. were as follows:


                                 1995                 1994
                                 ----                 ----
Technical assistance             $ 26                 $669

Administrative services          $578                 $389




5.   Inventories


This caption comprised the following:

                                 1995                 1994
                               -------              -------
Merchandise inventory          $ 8,930              $16,903
Advances to suppliers            1,032                2,430
Revaluation of inventory           205                3,284
                               -------              -------
                                10,167               22,617
Less:  Estimated shrinkage         322                  751
                               -------              -------
                               $ 9,845              $21,866
                               =======              =======

6.   Plant, machinery and equipment


At December 31, 1995 and 1994, this category was made up as follows:

                                 1995                 1994
                                ------               ------
Leasehold improvements          $2,675               $2,457
Office equipment                 2,199                2,179
Fork lift equipment                753                  754
Machinery and equipment            940                  681
Computing equipment                734                  541
Transportation equipment           139                  260
                                ------               ------
Subtotal                         7,440                6,872
Cumulative depreciation          1,017                  508
                                ------               ------
                                $6,423               $6,366
                                ======               ======




7.  Bank loans


As at December 31, 1995, the Company held the following short-term bank loans:


                                                         Exchange
Bank                       Due Date   Rate   US $ 000's    Rate    MP $ 000's
- ------------------------   --------  ------  ----------  --------  ----------
Banco Serfin, S.A.         03/19/96  12.50%     $140      7.6842     $1,097
Mercantil Probursa, S.A.   04/01/96  12.50%      206      7.6842      1,583
                                                ----                 ------
                                                $346                 $2,662
                                                ====                 ======

8.   Stockholders' equity

a.   Capital stock




At December 31, 1994, shares of capital stock were as follows:

                Fixed           Variable              Total

Series "A"      25,000          7,625,000           7,650,000
Series "B"      25,000          7,625,000           7,650,000
                ------         ----------          ----------
                50,000         15,250,000          15,300,000
                ======         ==========          ==========

The nominal value of each share is MP $1.00 (one new peso).

Series "A" shares may only be subscribed by, be acquired by, or be property of Mexican investors.
Series "B" shares may be subscribed by, acquired by, or property of Mexican and foreign investors.





b.   Restrictions applying to the application of capital

According to current Mexican tax law, should the Company pay dividends when not declaring a net taxable profit, it shall be liable for income tax at 34 percent on the dividends paid from retained earnings or other capital reserves, or on the effects resulting from reductions in capital.

In accordance with the provision of Mexican corporation law, 5 percent of the period profit shall be added to the legal reserve, until such time as the legal reserve reaches one fifth of the capital stock.

c.   Restatement of capital



The purpose of this restatement is to present shareholders' equity and period profits or losses over a number of years in terms of present-day purchasing power. As at December 31, 1995 and 1994, the capital is made up as follows:


                                                     1995
                                     ------------------------------------
                                     Original       Add for
                                       Value      Restatement      Total
                                     --------     -----------    --------
Stockholders' equity
 Paid-in-capital                     $15,300         $ 9,401     $ 24,701

  Capital subscribed, not paid-in      4,346           1,089        5,435

Retained earnings:
 Cumulative losses                    (7,632)         (4,444)     (12,076)
 Net period loss                      (8,422)           (935)      (9,357)



                                                     1994
                                     ------------------------------------
                                     Original       Add for
                                       Value      Restatement      Total
                                     --------     -----------    --------
Stockholders' equity
 Paid-in-capital                     $15,300         $ 9,401     $ 24,701

  Capital subscribed, not paid-in        397             237          634

Retained earnings:
 Cumulative losses                    (1,149)           (763)      (1,912)
 Net period loss                      (6,483)         (3,681)     (10,164)



9.   Taxation

Income tax and employees' profit sharing calculations were made on a basis which differs from the accounting profit, mainly due to the way the tax authorities treat the difference between purchases and cost of sales, and the effects of inflation in determining the taxable profit.

No provision was made for income tax or employees' profit sharing, as a pre-tax loss was recorded.

Asset tax is payable at 1.8 percent on the net average value of the majority of assets less certain liabilities. This rate applies as from 1995. The amount payable is that by which the calculated tax exceeds income tax payable in the period. Should asset tax be calculated to be payable for the fiscal year, any amounts by which income tax exceeded calculated asset tax for the three previous fiscal years may be credited to the amount payable.

Additionally, any amounts of asset tax paid which exceed income tax may be refunded upon application, or may be credited to income tax payable, after adjustment for inflation, up to the amount by which income tax exceeds asset tax in any of the ten subsequent fiscal years. However, the Company was not liable for asset tax in 1995 as it was still deemed to be in the first years of operations.


At December 31, 1995, the Company showed a fiscal loss:


            Period     Historical value     Last year for writing off
            ------     ----------------     -------------------------
             1993           $ 1,514                  2003
             1994            15,370                  2004
             1995            18,989                  2005
                            -------
                            $35,873
                            =======


Pre-tax losses may be written off against profits obtained in future years, according to current tax legislation.

* Exhibits previously filed under cover of Form 10-K.

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

 *4(o) Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993 (without exhibits), filed as Exhibit 4(o) to the Company's Form 10-K for the year ended December 31, 1993 (File No. 1-
               542), is incorporated herein by reference.

 *4(o)-1 Waiver and Second Amendment, dated as of July 11, 1994, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed as Exhibit 4(o)-1 to the Company's Form 10-K for the year ended December 31, 1994 (File No. 1-542), is incorporated herein by reference.

*4(o)-2 Third Amendment, dated as of March 15, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed as
               Exhibit 4(o)-2 to the Company's Form 10-Q for the quarter ended September 30, 1995 (File No. 1-542), is incorporated herein by reference.

 *4(o)-3 Fourth Amendment, dated as of July 27, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed as
               Exhibit 4(o)-3 to the Company's Form 10-Q for the quarter ended September 30, 1995 (File No. 1-542), is incorporated herein by reference.

 *4(o)-4 Fifth Amendment, dated as of October 26, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed as Exhibit 4(o)-4 to the Company's Form 10-Q for the quarter ended September 30, 1995 (File No. 1-542), is incorporated herein by reference.

 *4(o)-5 Sixth Amendment, dated as of November 29, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed as Exhibit 4(o)-5 to the Company's Form 8-K, dated January 12, 1996, (File No. 1-542), is incorporated herein by reference.

 *4(o)-6 Seventh Amendment, dated as of December 29, 1995, to the Loan and Security Agreement between Grossman's Inc. and BankAmerica Business Credit, Inc., dated December 15, 1993, filed as Exhibit 4(o)-6 to the Company's Form 8-K, dated January 12, 1996, (File No. 1-542), is incorporated herein by reference.

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

*10(c)-9 Grossman's Inc. ERISA Excess Plan, as amended and restated, effective October 26, 1995, filed herewith.

*10(c)-10      Grossman's Inc. Supplemental ERISA Excess Plan, effective
               January 1, 1995, filed herewith.

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

*10(h)-3 Amendment, dated July 29, 1992, to 1986 Nonqualified Stock Option Plan and certain Stock Option Agreements outstanding thereunder, filed herewith.

*10(i)-3 Grossman's Inc. Restated Executive Severance Plan, dated December 14, 1994, filed as Exhibit 10(i)-3 to the Company's Form 10-K for the year ended December 31, 1994 (File No. 1-542), is incorporated herein by reference.

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

*10(p) Grossman's Inc. 1995 Directors' Stock and Option Plan, filed as Exhibit 10(p) to the Company's Form 10-Q for the quarter ended June 30, 1995 (File No. 1-542), is incorporated herein by reference.

*10(q) Grossman's Inc. 1995 Restricted Stock Plan, filed as Exhibit 10(q) to the Company's Form 10-Q for the quarter ended June 30, 1995 (File No. 1-542), is incorporated herein by reference.

*10(r) Agreement for Purchase of Real Estate by and Between Grossman's Inc. and buyer, dated May 14, 1993, First Amendment to Agreement for Purchase of Real Estate, dated September 2, 1993, Second Amendment to Agreement for Purchase of Real Estate, dated September 29, 1993, Third Amendment to Agreement for Purchase of Real Estate, dated June 20, 1995 and Fourth Amendment for Purchase of Real Estate, dated June 22, 1995, filed as Exhibit 10(r) to the Company's Form 8-K, filed June 23, 1995 (File No. 1-542), is incorporated herein by reference.

*11(a) Statement re computation of earnings per share, filed herewith.

*22 Subsidiaries of the Company, filed as Exhibit 22 to the Company's Annual Report on Form 10-K (File No. 1-542), is incorporated herein by reference.

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


                                    Grossman's Inc.
                                    ---------------
                                        Company



Date:  June 27, 1996            By /s/ Steven L. Shapiro
                                   ---------------------
                                   Steven L. Shapiro
                                   Vice President - Controller
                                  (Principal Accounting Officer)

                               Exhibit 23.1

                      Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements (Forms S-8) pertaining to stock option plans of Grossman's Inc. of our report dated May 17, 1996 with respect to the financial statements of Construcentro de America, S.A. de C.V. included in the Annual Report (Form 10-K) of Grossman's Inc. for the year ended December 31, 1995.



                                   ERNST & YOUNG LLP


Boston, Massachusetts
June 27, 1996