Form 10-Q
period 1996-06-30
GROSSMANS INC
filed 1996-08-09
CIK 33798

                                CONFORMED

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

 (Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                          EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996

                                   or

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

                200 Union Street, Braintree, Massachusetts
 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

  Common Stock - $.01 Par Value - 27,307,593 shares as of August 8, 1996.

                                 FORM 10-Q
                        QUARTER ENDED JUNE 30, 1996

                                   INDEX


                                                                   Page Number
                                                                   -----------

 PART I. FINANCIAL INFORMATION
 -----------------------------

 ITEM 1. FINANCIAL STATEMENTS

   GROSSMAN'S INC. AND SUBSIDIARIES
    Consolidated Balance Sheets
      June 30, 1996, December 31, 1995 and June 30, 1995.............    3


    Consolidated Statements of Operations
      Three Months and Six Months Ended June 30, 1996 and 1995.......    5


    Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1996 and 1995........................    6


    Notes to Unaudited Interim Consolidated Financial Statements.....    7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................   14


 PART II. OTHER INFORMATION
 --------------------------

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................   21

 SIGNATURES..........................................................   22

 PART I. FINANCIAL INFORMATION
 -----------------------------


 ITEM 1. FINANCIAL STATEMENTS



                    GROSSMAN'S INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)


                                         JUNE 30,  DECEMBER 31,   JUNE 30,
                                           1996       1995          1995
                                        ---------  ------------   --------
 ASSETS

 CURRENT ASSETS
  Cash and cash equivalents              $    679     $  2,536    $  2,838
  Receivables, less allowance of
    $745 in 1996, $3,339 at
    December 31, 1995 and $3,673
    at June 30, 1995 for doubtful
    accounts                               14,548       23,940      22,155
  Inventories                              61,229      102,009     135,111
  Note receivable, net                         -        13,000          -
  Property held for sale                    4,802        2,572       5,861
  Other current assets                      3,884        3,940       3,500
                                         --------     --------    --------
    Total current assets                   85,142      147,997     169,465

 PROPERTY, PLANT AND EQUIPMENT, NET OF
    ACCUMULATED DEPRECIATION OF $15,220
    ON JUNE 30, 1996, $54,663 ON
    DECEMBER 31, 1995 AND $56,347 ON
    JUNE 30, 1995                          30,324       94,256      97,207
 PROPERTY HELD FOR SALE                    38,232           -           -
 INVESTMENT IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATE                    125          108         893
 OTHER ASSETS                                 927        1,168       1,529
                                         --------     --------    --------
    TOTAL ASSETS                         $154,750     $243,529    $269,094
                                         ========     ========    ========


 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.




                     GROSSMAN'S INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)

                                           JUNE 30,  DECEMBER 31,  JUNE 30,
                                             1996       1995         1995
                                           --------  ------------  --------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

 CURRENT LIABILITIES
  Accounts payable and accrued liabilities   $ 71,444   $ 91,308  $101,403
  Accrued interest                                410      1,403     1,134
  Current portion of long-term debt and
   capital lease obligations
    14% Debentures, paid April 1996                -      16,201    16,201
    Mortgage notes, paid April 1996                -         385       364
    Mortgage notes payable                      4,802         -         -
    Other notes and capital lease
     obligations                                2,293      3,859     5,783
                                             --------   --------  ---------
    Total current portion of long-term
     debt and capital lease obligations         7,095     20,445    22,348
                                             --------   --------  ---------
    Total current liabilities                  78,949    113,156   124,885

 REVOLVING TERM NOTE PAYABLE                   20,310     32,844    46,748
 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS
   Mortgage notes payable                      15,674      3,126     3,323
   Other long-term debt and capital
    lease obligations                           6,443      2,542     4,401
                                             --------   --------  --------
   Total Long-Term Debt and Capital
    Lease Obligations                          22,117      5,668     7,724
 PENSION LIABILITY                              8,247      8,270     3,790
 OTHER LIABILITIES                              8,390      9,796    15,244
                                             --------   --------  ---------
    Total liabilities                         138,013    169,734   198,391

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' INVESTMENT
  Common stock, $.01 par value,
   Shares authorized - 50,000
   Shares issued - 26,519 on June 30,
   1996 and 26,137 on December 31,
   1995 and June 30, 1995                         265        261       261
  Additional paid-in-capital                  156,229    155,768   155,816
  Retained earnings (accumulated deficit)    (121,839)   (64,206)  (73,624)
  Minimum pension liability                   (16,476)   (16,476)  (10,576)
  Cumulative foreign currency translation
   adjustment                                  (1,442)    (1,442)     (872)
  Less shares in treasury, at cost -
       45 at December 31, 1995 and
      124 at June 30, 1995                         -        (110)     (302)
                                             ---------  --------- ---------
     Total Stockholders' Investment            16,737     73,795    70,703
                                             ---------  --------- ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      INVESTMENT                             $154,750   $243,529  $269,094
                                             =========  ========= =========

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.



                    GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (Unaudited)


                                     THREE MONTHS           SIX MONTHS
                                    ENDED JUNE 30,         ENDED JUNE 30,
                                   ----------------       ----------------
                                    1996       1995        1996      1995
                                    ----       ----        ----      ----
 SALES                            $ 87,704   $193,990   $200,685  $320,760
 COST OF SALES                      66,448    149,258    152,929   245,035
                                  ---------  ---------  --------- ---------
   Gross Profit                     21,256     44,732     47,756    75,725

 OPERATING EXPENSES
   Selling and administrative       22,929     39,424     60,963    77,512
   Depreciation and amortization       997      2,853      2,846     5,864
   Store closing expense                -          -      40,150        -
   Store preopening expense            395         10        756       145
                                  ---------  ---------  --------- ---------
                                    24,321     42,287    104,715    83,521
                                  ---------  ---------  --------- ---------
 OPERATING INCOME (LOSS)            (3,065)     2,445    (56,959)   (7,796)

 OTHER EXPENSES (INCOME)
   Interest expense                  1,016      2,130      2,636     4,327
   Net gain on disposals of
    property                            -        (152)       (27)     (198)
   Other                            (1,243)      (833)    (2,251)   (1,565)
                                   --------  ---------  --------- ---------
                                      (227)     1,145        358     2,564
 EQUITY IN NET LOSS OF
  UNCONSOLIDATED AFFILIATE             108        127        316       325
                                  ---------  ---------  --------- ---------
 INCOME (LOSS) BEFORE INCOME TAXES  (2,946)     1,173    (57,633)  (10,685)
 PROVISION (CREDIT) FOR INCOME
  TAXES                                 -         117         -     (1,069)
                                  ---------  ---------  --------- ---------
 NET INCOME (LOSS)                $ (2,946)  $  1,056   $(57,633) $ (9,616)
                                  =========  =========  ========= =========
 NET INCOME (LOSS) PER COMMON
   SHARE (PRIMARY AND FULLY
   DILUTED)                         $(0.11)     $0.04    $(2.21)    $(0.37)
                                  =========  =========  ========= =========
 WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
    Primary                         26,458     25,935     26,276    25,857
                                  =========  =========  ========= =========

    Fully Diluted                   26,458     26,026     26,276    25,857
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




                        GROSSMAN'S INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                   ------------------------
                                                     1996            1995
                                                     ----            ----
 OPERATING ACTIVITIES
 Net loss                                          $(57,633)      $ (9,616)
 Adjustments to reconcile net loss to net
  cash (used for) operating activities:
   Depreciation and amortization                      2,846          5,864
   Net (gain) on disposals of property                  (27)          (198)
   Provision for losses on accounts receivable          776            797
   Provision for store closing                       29,613             -
   Undistributed loss of unconsolidated affiliate       316            325
   (Increase) decrease in assets:
    Receivables                                       7,799         (3,503)
    Inventories                                      27,736        (18,509)
    Note receivable and other assets                 12,677           (123)
   (Decrease) in accounts payable and accrued
    liabilities and other liabilities               (30,205)         8,754
                                                   ---------      ---------
    Total adjustments                                51,531         (6,593)

  NET CASH (USED FOR) OPERATING ACTIVITIES           (6,102)       (16,209)

 INVESTING ACTIVITIES
  Capital expenditures                               (1,759)        (2,122)
  Proceeds from sales of property, net               16,004         15,707
  Investment in unconsolidated affiliate               (333)          (194)
                                                   ---------      ---------
  NET CASH PROVIDED BY INVESTING ACTIVITIES          13,912         13,391

 FINANCING ACTIVITIES
  Proceeds from mortgage financing                   33,000             -
  Payments on mortgage financing                    (12,524)            -
                                                   ---------      ---------
    Net proceeds from mortgage financing             20,476             -
  Payments on long-term debt and capital lease
   obligations                                      (17,643)       (14,784)
  Net borrowings from revolving term note payable   (12,534)        16,860
  Issuance of common stock as payment for
   Directors' fees                                       34            537
  Issuance of other common stock                         -               9
                                                   ---------      ---------
  NET CASH (USED FOR) PROVIDED BY FINANCING
   ACTIVITIES                                        (9,667)         2,622

 Net decrease in cash and cash equivalents           (1,857)          (196)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,536          3,034
                                                   ---------      ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    679       $  2,838
                                                   =========      =========

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                       GROSSMAN'S INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996

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


 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS
 ---------------------------------------------------------------------

 In March 1996, the Company announced a restructuring and refinancing plan under which its 60 Grossman's stores, located in eight Northeastern states, were closed and a $40.2 million restructuring charge was recorded. The total non-cash portion of the reserve was approximately $22.2 million; $12.8 million for inventory liquidation costs and $9.4 million for the net unrecoverable amount of property, plant and equipment. Estimated severance payments, most of which had been completed as of June 30, 1996, total $8.0 million. Estimated additional cash payments total $10.0 million, including $6.0 million paid through June 30, 1996, for incremental professional fees, including consultants, attorneys, accountants, environmental surveys, title fees, inventory liquidation fees and property due diligence fees. The remaining $4.0 million of cash payments is expected to be paid over a three year period for estimated lease payments and carrying costs to be incurred during the period in which leases are terminated and properties sold.

 The Company began the closing and liquidation of its Grossman's stores on March 28, 1996. The Company entered into an Agency Agreement for the

 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
 ---------------------------------------------------------------------

 liquidation of inventories at closed stores, and payments for inventory totalling approximately $34.0 million were received between March and June 1996. All stores were closed by the end of May 1996. Concurrent with the timing of the store closings, administrative support functions in the Company's headquarters were reduced. Additional reductions will result upon the completion of certain remaining administrative functions. Upon completion, the Company's total workforce will have been reduced from approximately 3,400 to 1,800.

 Four transactions were undertaken to improve liquidity. The $15.8 million note receivable from Kmart Corporation was sold in March 1996. The Company's 14% Debentures due January 1996 were refinanced, with cash and notes issued in April 1996. A $33.0 million mortgage loan, secured by owned properties, was funded in April 1996. A new $50.0 million long-term revolving credit agreement, with increased borrowing availability, was signed in May 1996.

 In December 1995, the Company announced that it was renegotiating the $16.2 million of 14% Debentures and related interest due in January 1996. In March 1996, settlement with holders of these Debentures was reached. Holders were paid in April 1996 for principal and interest due, in a combination of cash and notes payable. Cash payments totalled approximately $12 million. Convertible notes payable of $3 million due in three years, with interest payable semi-annually at 10% per annum, were issued. These notes are convertible at the holder's option into shares of Common Stock at $1.30 per share. On each of April 9, July 9, and July 26, 1996, $500 thousand was converted into 384,615 shares of Common Stock, for a total of 1,153,845 shares converted. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15% per annum, were also issued. These notes are due in three years and may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described below. Interest on these notes may be deferred at the Company's option.

 The Company's $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13.0 million on March 22, 1996.

 In April 1996, GRS Realty Company, Inc., a subsidiary of the Company, issued $33.0 million of mortgage notes payable to a non-affiliated investor group. The mortgage notes are secured by both closed and operating owned properties conveyed to GRS Realty Company, Inc. and are
 required to be repaid with proceeds from the sale of closed stores.   The
 mortgage notes include $2.9 million of notes which are non-interest bearing and were repaid from the first sale of properties. An additional $4.0 million of notes are non-interest bearing and convertible into Common Stock at $0.75 per share, subsequent to repayment of the mortgage notes. The remaining $26.1 million of notes bear interest at 15% per annum, payable monthly, and include a right to convert $2.0 million into shares of Common Stock at $1.50 per share upon certain events, including default at maturity. As of June 30, 1996, $9.6 million of the interest bearing note had been repaid. Subsequent to June 30, 1996, an additional $4.8 million was paid. Minimum required principal payments remaining after these payments are as follows: $2.2 million is due by October 1997 and the remainder is due by April 1998. Fees due under the various notes, totalling $2.9 million, were paid in April 1996 upon the loan closing.

 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
 ---------------------------------------------------------------------

 The pro forma balance sheet adjustments also reflect the retirement of $3.4 million of mortgage notes paid in April 1996.

 In May 1996, the Company received a three-year line of credit for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based on a percentage of qualified inventory and accounts receivable. The new agreement replaces the revolving credit agreement previously in effect. Borrowings pursuant to this new agreement are secured by inventory, receivables and other assets. The new agreement, which provides interest at 1% over Prime Rate, contains no financial ratio covenants or dollar limitations on spending for new store properties.

 The following unaudited condensed pro forma financial statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission, giving effect to the restructuring and refinancing plan transactions as if they had been completed, for balance sheet purposes, on June 30, 1996 and, for statement of operations purposes, on January 1, 1996. The pro forma information is not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the Company's future results.

 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
 ---------------------------------------------------------------------


               UNAUDITED CONDENSED PRO FORMA BALANCE SHEET
                  (in thousands, except per share data)

                                                  June 30, 1996
                                        ---------------------------------
                                                                Pro Forma
                                           As     Pro Forma    Continuing
                                        Reported Adjustments   Operations
                                        -------- -----------   ----------
 ASSETS

 CURRENT ASSETS
  Cash and cash equivalents             $    679  $     -       $    679
  Receivables, net                        14,548    (2,133)(a)    12,415
  Inventories                             61,229        -         61,229
  Note receivable, net                        -         -             -
  Property held for sale                   4,802        -          4,802
  Other current assets                     3,884        -          3,884
                                        --------- ---------     ---------
   Total current assets                   85,142    (2,133)       83,009

 PROPERTY, PLANT AND EQUIPMENT, NET       30,324        -         30,324
 PROPERTY HELD FOR SALE                   38,232        -         38,232
 OTHER ASSETS                              1,052        -          1,052
                                        --------- ---------     ---------
   TOTAL ASSETS                         $154,750  $ (2,133)     $152,617
                                        ========= =========     =========
 LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

 CURRENT LIABILITIES
  Accounts payable and accrued
   liabilities                          $ 71,854  $ (5,620)(a)  $ 66,234
  Current portion of long-term debt
   and capital lease obligations           7,095    (1,154)(a)     5,941
                                        --------- ---------     ---------
   Total current liabilities              78,949    (6,774)       72,175
 REVOLVING TERM NOTE PAYABLE              20,310     4,641 (b)    24,951
 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                             22,117        -         22,117
 OTHER LIABILITIES                        16,637        -         16,637
                                        --------- ---------     ---------
   Total liabilities                     138,013    (2,133)      135,880

 TOTAL STOCKHOLDERS' INVESTMENT           16,737        -         16,737
                                        --------- ---------     ---------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT                            $154,750  $ (2,133)     $152,617
                                        ========= =========     =========


<F1>

 (a) Elimination of amounts pertaining to closed Grossman's stores.

<F2>
 (b) Projected borrowings necessary after reflecting activity described in (a).

 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
 ---------------------------------------------------------------------


          UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS
                  (in thousands, except per share data)

                                       Six Months Ended June 30, 1996
                                  -----------------------------------------
                                             Less                 Pro Forma
                                    As      Closed    Pro Forma  Continuing
                                 Reported Operations Adjustments Operations
                                 -------- ---------- ----------- ----------
 SALES                           $200,685  $ 47,953   $     -     $152,732
 COST OF SALES                    152,929    36,161         -      116,768
                                 --------- ---------  ---------   ---------
  Gross Profit                     47,756    11,792         -       35,964

 OPERATING EXPENSES
  Selling and administrative       60,963    17,060       (921)(a)  42,982
  Depreciation and amortization     2,846       875                  1,971
  Store closing expense            40,150    40,150         -           -
  Preopening expense                  756        45         -          711
                                 --------- ---------  ---------   ---------
                                  104,715    58,130       (921)     45,664
                                 --------- ---------  ---------   ---------
 OPERATING INCOME (LOSS)          (56,959)  (46,338)      (921)     (9,700)

 OTHER EXPENSES (INCOME)
  Interest expense                  2,636       645        112 (b)   2,103
  Net gain on disposals
   of property                        (27)      (12)        -          (15)
  Other                            (2,251)     (173)        -       (2,078)
                                 --------- ---------  ---------   ---------
                                      358       460        112          10
 EQUITY IN NET LOSS OF
  UNCONSOLIDATED AFFILIATE            316        -          -          316
                                 --------- ---------  ---------   ---------
 INCOME (LOSS) BEFORE INCOME
  TAXES                           (57,633)  (46,798)       809     (10,026)
 PROVISION FOR INCOME TAXES            -         -          -           -
                                 --------- ---------  ---------   ---------
 NET INCOME (LOSS)               $(57,633) $(46,798)  $    809    $(10,026)
                                 ========= =========  =========   =========
 NET LOSS PER COMMON SHARE
  (PRIMARY AND FULLY DILUTED)      $(2.21)                          $(0.38)
                                 =========                        =========
 WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
  Primary and Fully Diluted        26,276                           26,276
                                 =========                        =========


<F1>
 (a) Represents amounts previously allocated to the closed operations, reduced by reductions to corporate overhead occurring as a result of the reorganization.

<F2>
 (b) Assumes increases for the new secured debt and notes payable, net of savings from the retirement of the 14% Debentures, and reductions to capital lease obligations and revolving credit borrowings.

 NOTE 3 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
 ------------------------------------------------------


 Long-term debt consists of the following (in thousands):

                                        JUNE 30,   DECEMBER 31,   JUNE 30,
                                          1996         1995         1995
                                        --------   ------------   --------
 14% Debentures, due January 1, 1996    $    -       $16,201      $16,201
 Convertible notes payable, due
  April 1999                              2,500           -            -
 Non-convertible notes payable, due
  April 1999                              2,700           -            -
 Mortgage notes                          20,476        3,511        3,687
 Other notes payable                        304          552          711
 Capital lease obligations                3,232        5,849        9,473
                                        -------      -------      -------
                                         29,212       26,113       30,072

 Less current portion                     7,095       20,445       22,348
                                        -------      -------      -------
                                        $22,117      $ 5,668      $ 7,724
                                        =======      =======      =======


 In May 1996, the Company received a three year line of credit for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based on a percentage of qualified inventory and accounts receivable. The new agreement replaces the revolving credit agreement previously in effect. Borrowings pursuant to this new agreement are secured by inventory, receivables and other assets. The new agreement, which bears interest at 1% over Prime Rate, contains no financial ratio covenants or dollar limitations on spending for new store properties.

 At June 30, 1996, cash borrowings under the Company's new loan and security agreement totalled $20.3 million and outstanding standby letters of credit totalled $8.8 million. The maximum borrowings under this new agreement during the six months ended June 30, 1996 were $31.1 million, including letters of credit of $8.8 million. The weighted average annual interest rate on such borrowings was 11.1%. At June 30, 1996, the loan and security agreement provided for borrowings of $39.1 million.

 Upon entering into the loan and security agreement, the Company's prior revolving credit agreement with BankAmerica Business Credit, Inc. was terminated. The maximum borrowings in 1996 under this agreement were $52.3 million, including letters of credit of $9.2 million. The maximum borrowings in 1995 under this agreement was $63.1 million, including letters of credit of $11.8 million. The weighted average annual interest rate on such borrowings in 1996 and 1995 was 9.9% and 9.5%, respectively.

 In April 1996, the Company repaid $3.4 million of outstanding mortgage notes.

 See Note 2 for discussion of payment of the 14% Debentures, new debt agreements funded in April 1996, repayment of mortgage notes, conversions of notes payable to Common Stock, and the refinancing of the loan and security agreement.

 NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
 -------------------------------------------------


 Accounts payable and accrued liabilities consist of the following (in thousands):

                                         JUNE 30,   DECEMBER 31,   JUNE 30,
                                           1996         1995         1995
                                         --------   ------------   --------
 Accounts payable                        $42,515       $63,236     $ 73,846
 Accrued salaries, wages, commissions
  and related taxes                        2,976         3,630        5,743
 Accrued income and franchise taxes          325           391           -
 Accrued taxes other than income and
  franchise                                3,171         2,819        3,839
 Accrued store closing costs               5,758         4,593        1,470
 Accrued insurance                        11,209         9,933        8,713
 Other accrued liabilities                 5,490         6,706        7,792
                                         -------       -------     --------
                                         $71,444       $91,308     $101,403
                                         =======       =======     ========


 NOTE 5 - OTHER LIABILITIES
 --------------------------


 Other long-term liabilities consist of the following (in thousands):

                                         JUNE 30,   DECEMBER 31,   JUNE 30,
                                           1996         1995         1995
                                         ---------   ------------  --------
 Accrued insurance claims                 $6,129        $6,955      $ 8,675
 Accrued store closing costs               1,855         2,347        5,965
 Other accrued liabilities                   406           494          604
                                          ------        ------      -------
                                          $8,390        $9,796      $15,244
                                          ======        ======      =======


 ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

 FINANCIAL CONDITION
 -------------------

 June 30, 1996 Compared with December 31, 1995
 ---------------------------------------------

 Financial condition at June 30, 1996 reflects the actions taken with regard to the restructuring and refinancing plan announced on March 28, 1996. Under this plan, the remaining 60 Grossman's stores were closed and several actions were taken to improve liquidity. A $40.2 million restructuring charge was recorded in March 1996. The total non-cash portion of the reserve was approximately $22.2 million; $12.8 million for inventory liquidation costs and $9.4 million for the net unrecoverable amount of property, plant and equipment. Estimated severance payments, most of which had been completed as of June 30, 1996, total $8.0 million. Estimated additional cash payments total $10.0 million, including $6.0 million paid through June 30, 1996, for incremental professional fees, including consultants, attorneys, accountants, environmental surveys, title fees, inventory liquidation fee and property due diligence fees.
 The remaining $4.0 million of cash payments are expected to be paid over a three year period for estimated lease payments and carrying costs to be incurred during the period in which leases are terminated and properties sold.

 All stores operating under the name "Grossman's" were closed by the end of May 1996. The Company entered into an Agency Agreement for the liquidation of inventories at closed stores, and payments for inventory totalling approximately $34.0 million were received between March and June 1996. Furniture, fixtures and equipment in the stores were also liquidated during this time period, with net proceeds of approximately $3.0 million. Forty of the stores closed were owned and have been actively marketed for sale, along with 15 other owned surplus properties which were already being marketed for sale. Through early August 1996, 20 properties have been sold and 35 properties continue to be actively marketed.

 Four transactions were undertaken to improve liquidity. The $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13.0 million in March 1996. The Company's 14% Debentures were refinanced, with cash and notes issued in April 1996. A $33.0 million mortgage loan, secured by owned properties was obtained, with funding in April 1996. A new $50.0 million long-term revolving credit agreement, with increased borrowing availability, was signed in May 1996.

 The $16.2 million of 14% Debentures and related interest, which were due in January 1996, were refinanced in April 1996 with a combination of cash and notes payable. Cash payments totalled approximately $12 million. Convertible notes payable of $3 million due in three years, with interest payable semi-annually at 10% per annum, were issued. These notes are convertible at the holder's option into shares of Common Stock at $1.30 per share. On each of April 9, July 9, and July 26, 1996, notes for $500 thousand were converted into 384,615 shares of Common Stock, for a total of 1,153,845 shares converted. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15% per annum, were also issued. These notes are due in three years and may

 FINANCIAL CONDITION
 -------------------

 June 30, 1996 Compared with December 31, 1995 (CONTINUED)
 ---------------------------------------------------------

 be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described below. Interest on these notes may be deferred at the Company's option.

 In April 1996, GRS Realty Company, Inc., a subsidiary of the Company, issued $33.0 million of mortgage notes payable to a non-affiliated investor group. The mortgage notes are secured by both closed and operating owned properties conveyed to GRS Realty Company, Inc. and are required to be repaid with proceeds from the sale of closed stores. The mortgage notes include $2.9 million of notes which are non-interest bearing and were repaid from the first sale of properties. An additional $4.0 million of notes are non-interest bearing and convertible into Common Stock at $0.75 per share, subsequent to repayment of the mortgage notes. The remaining $26.1 million of notes bear interest at 15% per annum, payable monthly, and include a right to convert $2.0 million into shares of Common Stock at $1.50 per share upon certain events, including default at maturity.

 During and following the second quarter of 1996, significant progress was made with respect to sales of the 55 surplus properties and payment of the mortgage notes. As of June 30, 1996, 14 properties had been sold, with net proceeds of $12.5 million. Six additional properties, with net proceeds of $4.8 million, were sold in July and early August, and the remaining 35 properties continue to be actively marketed. Minimum required payments for the total series of mortgage notes have been met with respect to $4.5 million due in October 1996 and $6.0 million due in April 1997. In addition, $6.8 million of the required $9.0 million due in October 1997 has been paid. The remainder of the notes are due in April 1998. Fees due under the various notes, totalling $2.9 million, were paid in April 1996 upon the loan closing.

 In May 1996, the Company entered into a three year line of credit for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based upon a percentage of qualified inventory and accounts receivable. The new agreement replaces the revolving credit agreement previously in effect. Borrowings pursuant to this new agreement are secured by inventory, receivables and other assets. The new agreement, which bears interest at 1% over Prime Rate, contains no financial ratio covenants or dollar limitations on spending for new stores properties. At June 30, 1996, cash borrowings under the new loan and security agreement totalled $20.3 million, outstanding standby letters of credit totalled $8.8 million, and availability under the loan totalled $10.0 million. Management anticipates the use of the revolving credit facility throughout the remainder of 1996 and beyond, with availability sufficient to meet requirements.

 In April 1996, the Company repaid $3.4 million of outstanding mortgage notes.

 Receivables, inventories, accounts payable and accrued liabilities at June 30, 1996, compared to December 31, 1995, reflect the closing of the Grossman's stores. Inventory supply problems, which were experienced during the first quarter, normalized during the second quarter, as vendors

 FINANCIAL CONDITION
 -------------------

 June 30, 1996 Compared with December 31, 1995 (CONTINUED)
 ---------------------------------------------------------

 were paid for amounts due. The final $2.0 million of payments due former suppliers of Grossman's stores were paid in July 1996. At June 30, 1996, all stores were considered adequately stocked with inventory.

 Property held for sale totals $43.0 million at June 30, 1996, reflecting the book value of owned real property. Market values of real property are expected to exceed book values and, in accordance with generally accepted accounting principles, gains, if any, will be deferred until final sales disposition.


 RESULTS OF OPERATIONS
 ---------------------

 Six months ended June 30, 1996 compared with six months ended
 -------------------------------------------------------------
 June 30, 1995
 -------------

 Results of operations include both the results of ongoing operations and of the Grossman's stores, whose operations terminated on March 28, 1996, as previously described. Pro forma results of operations, which exclude the Grossman's stores, are presented in the Notes To Financial Statements.

 Sales and results of operations throughout the first six months of 1996 were affected by first quarter inventory supply problems and out-of-stock-situations. During the second quarter, vendor relationships were reestablished, vendors were paid for past obligations, inventory positions returned to required levels, and substantial progress was made toward reestablishing customer relationships, which had been strained during the period of inventory shortages. Efforts are continuing to both renew old and establish new customer relationships.

 RESULTS OF OPERATIONS
 ---------------------

 Six months ended June 30, 1996 compared with six months ended
 -------------------------------------------------------------
 June 30, 1995 (CONTINUED)
 -------------------------


 The following table shows comparative sales results by division and store type during each quarter and for the total six months (dollars in millions):


                            Three Months    Three Months     Six Months
                             Ended March     Ended June      Ended June
                           --------------  --------------  --------------
                            1996    1995    1996    1995    1996    1995
                            ----    ----    ----    ----    ----    ----
 SALES
 Ongoing Operations
  Contractors' Warehouse   $ 54.5  $ 51.1  $ 70.2  $ 65.3  $124.7  $116.4
  Mr. 2nd's Bargain Outlet   10.5    10.3    17.5    14.6    28.0    24.9
                           ------  ------  ------  ------  ------  ------
    Total Ongoing
     Operations              65.0    61.4    87.7    79.9   152.7   141.3
 Closed Stores
  Grossman's                 48.0    65.4      -    114.1    48.0   179.5
                           ------  ------  ------  ------  ------  ------
 Total Grossman's Inc.     $113.0  $126.8  $ 87.7  $194.0  $200.7  $320.8
                           ======  ======  ======  ======  ======  ======

 % OF TOTAL SALES
 Ongoing Operations
  Contractors' Warehouse     48.2%   40.3%   80.0%   33.7%   62.1%   36.2%
  Mr. 2nd's Bargain Outlet    9.3     8.1    20.0     7.5    14.0     7.8
                           ------  ------  ------  ------  ------  ------
    Total Ongoing
     Operations              57.5    48.4   100.0    41.2    76.1    44.0
 Closed Stores
  Grossman's                 42.5    51.6      -     58.8    23.9    56.0
                           ------  ------  ------  ------  ------  ------
 Total Grossman's Inc.      100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
                           ======  ======  ======  ======  ======  ======

 RESULTS OF OPERATIONS
 ---------------------

 Six months ended June 30, 1996 compared with six months ended
 -------------------------------------------------------------
 June 30, 1995 (CONTINUED)
 -------------------------


 (TABLE CONTINUED)
                           Three Months      Three Months    Six Months
                            Ended March       Ended June     Ended June
                           --------------   --------------  --------------
                            1996    1995     1996    1995    1996    1995
                            ----    ----     ----    ----    ----    ----
 SALES % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse     6.7 %   5.8 %    7.5 %  19.4 %   7.1 %  13.0 %
  Mr. 2nd's Bargain Outlet   1.9    21.2     19.9    15.0    12.4    17.5
                           ------  ------  -------  ------  ------  ------
    Total Ongoing
     Operations              5.9     8.1      9.8    18.5     8.1    13.8
 Closed Stores
  Grossman's               (26.6)  (16.5)  (100.0)  (25.3)  (73.3)  (22.3)
                           ------  ------  -------  ------  ------  ------
 Total Grossman's Inc.     (10.9)%  (6.1)%  (54.8)% (11.9)% (37.4)%  (9.8)%
                           ======  ======  =======  ======  ======  ======

 COMPARABLE STORE SALES %
  INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse    (3.7)%  (6.6)%   (8.4)%   3.5 %  (6.4)%  (1.3)%
  Mr. 2nd's Bargain Outlet (12.7)   12.9     (2.1)    2.4    (7.2)    6.6
                           ------  ------  -------  ------  ------  ------
    Total Ongoing
     Operations             (5.2)   (3.7)    (7.3)    3.3    (6.5)    0.1
 Closed Stores
  Grossman's                  NA     4.0       NA    (8.2)     NA    (4.1)
                           ------  ------  -------  ------  ------  ------
 Total Grossman's Inc.      (5.2)%   0.3 %   (7.3)%  (4.2)%  (6.5)%  (2.4)%
                           ======  ======  =======  ======  ======  ======

 TOTAL NUMBER OF STORES
 Ongoing Operations
  Contractors' Warehouse      15      13                       16      13
  Mr. 2nd's Bargain Outlet    24      20                       24      20
 Closed Stores
  Grossman's                   -      72                        -      72
                           ------  ------                   ------  ------
 Total Number of Stores       39     105                       40     105
                           ======  ======                   ======  ======


 Six months ended June 30, 1996 compared with six months ended
 -------------------------------------------------------------
 June 30, 1995 (CONTINUED)
 -------------------------

 Sales results also reflect other store openings and closings. The 1996 results include the results of three Contractors' Warehouse stores opened in 1995, two of which were opened subsequent to the second quarter, and one store opened in mid-May 1996. The 1996 results also include the sales of two Mr. 2nd's Bargain Outlets opened in 1995, one which opened late in the first quarter and one subsequent to the first quarter, and three stores opened in March 1996. The 1996 results exclude the results of 18 Grossman's stores which closed in late 1995. Additionally, Contractors' Warehouse sales results in 1995 reflect heavy rainfall in California in the months of January and March, which were partially offset by second quarter increases.

 Gross profit declined by $28.0 million, reflecting the closing of the Grossman's stores, the store openings described above, and an increase in gross margin from 23.6% in 1995 to 23.8% in 1996. A first quarter gross margin decline from 24.4% in 1995 to 23.5% in 1996 was offset by a second quarter increase from 23.1% in 1995 to 24.2% in 1996. The first quarter declines reflected the increase in Contractors' Warehouse sales, which focus on lower margin professional sales, as a percent of total sales. First quarter 1996 margins were also affected by the Company's inability to avoid out-of-stock situations. The margin increase in the second quarter principally related to margins on commodity lumber. Commodity lumber margins, which were extremely low in 1995 due to falling prices, recovered in 1996 when prices were relatively stable.

 Selling and administrative expenses declined by $16.5 million from 1995 to 1996 and increased as a percent of sales from 24.2% in 1995 to 30.4% in 1996, both resulting from the effect of downsizing. Selling and administrative expenses, the largest component of which is payroll, are expected to remain at higher than historic percentages of sales, due to
 the Company's structure following the downsizing.   Management continues
 to reevaluate and adjust administrative service levels and functions, which is expected to yield future savings.

 Depreciation and amortization declined from $5.9 million in 1995 to $2.8 million in 1996, reflecting the store closings, partially offset by depreciation for new stores. Depreciation for ongoing operations was approximately $1.0 million in both the first and second quarters of 1996, as limited capital spending has occurred.

 As a result of the restructuring and refinancing plan, the Company recorded a $40.2 million restructuring charge in the first quarter of 1996 related to severance costs, lease payments, inventory liquidation costs, other expenses and the net unrecoverable amount of property plant and equipment.

 Store preopening expense increased from $145 thousand in 1995 to $756 thousand in 1996, reflecting the store opening activity described above.

 Interest expense declined from $4.3 million in 1995 to $2.6 million, reflecting lower revolving credit borrowings, lower levels of capital lease obligations as a result of closing stores in both 1995 and 1996, and savings related to long-term debt paid as part of the refinancing. Interest expense is expected to continue to decline as properties are sold and mortgage debt is paid.

 Six months ended June 30, 1996 compared with six months ended
 -------------------------------------------------------------
 June 30, 1995 (CONTINUED)
 -------------------------

 Other income increased by $686 thousand due primarily to an increase in tool rental income in both new and existing Contractors' Warehouse stores.


 Three months ended June 30, 1996 compared with three months ended
 ------------------------------------------------------------------
 June 30, 1995
 -------------

 A net loss of $2.9 million for the second quarter of 1996 compared with net income of $1.1 million in 1995. The lingering effects of first quarter inventory supply problems and out-of-stock situations affected sales and results of operations throughout the second quarter, although to a lesser extent as the quarter progressed. Second quarter sales in 1995 include $114.1 million from the now closed Grossman's stores. Sales from ongoing operations increased by 9.8% from 1995 to 1996, reflecting sales from the new stores described above, offset in part by a 7.3% comparable store sales decline.

 Gross profit declined by $23.5 million, reflecting the closing of the Grossman's stores, the store openings described above, and an increase in gross margin from 23.1% in 1995 to 24.2% in 1996, principally related to margins on commodity lumber. Commodity lumber margins, which were extremely low in 1995 due to falling prices, recovered in 1996 when prices were relatively stable.

 Selling and administrative expenses declined by $16.5 million from 1995 to 1996, but increased as a percent of sales from 20.3% in 1995 to 26.1% in
 1996, both resulting from the effect of downsizing.   Selling and
 administrative expenses, the largest component of which is payroll, are expected to remain at higher than historic percentages of sales, due to the Company's structure following the downsizing. Management continues to reevaluate and adjust administrative service levels and functions, which is expected to yield future savings.

 Depreciation and amortization declined from $2.9 million in 1995 to $1.0 million in 1996, reflecting the store closings, partially offset by depreciation for new stores. Depreciation for ongoing operations was approximately $1.0 million in the second quarter of 1996.

 Store preopening expense, which was insignificant in the 1995 first quarter, totalled $395 thousand in 1996, reflecting the store opening activity described above.

 Interest expense declined from $2.1 million in 1995 to $1.0 million, reflecting lower revolving credit borrowings, lower levels of capital lease obligations as a result of closing stores in both 1995 and 1996, and savings related to long-term debt paid as part of the refinancing. Interest expense is expected to continue to decline as properties are sold and mortgage debt is paid.

 Other income increased by $410 thousand due primarily to an increase in tool rental income in both new and existing Contractors' Warehouse stores.

 PART II - OTHER INFORMATION
 ---------------------------

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             11(a) Statement re computation of earnings per share, filed herewith.

         (b) REPORTS ON FORM 8-K

            The Company filed a Form 8-K with the Securities and Exchange Commission, dated and filed April 16, 1996, reporting on Item 2 - Acquisition or Disposition of Assets, pertaining to the closing of 60 retail stores.

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









 DATE:  August 9, 1996