Form 10-Q
period 1996-09-30
GROSSMANS INC
filed 1996-11-14
CIK 33798

                                CONFORMED

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

 (Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                          EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1996

                                   or

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

  Common Stock - $.01 Par Value - 27,371,605 shares as of November 8, 1996.

                               FORM 10-Q
                    QUARTER ENDED SEPTEMBER 30, 1996

                                  INDEX


                                                                   Page Number
                                                                   -----------

 PART I. FINANCIAL INFORMATION
 -----------------------------

 ITEM 1. FINANCIAL STATEMENTS

   GROSSMAN'S INC. AND SUBSIDIARIES
    Consolidated Balance Sheets
      September 30, 1996, December 31, 1995 and September 30, 1995...    3


    Consolidated Statements of Operations
      Three Months and Nine Months Ended September 30, 1996 and 1995.    5


    Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1996 and 1995..................    6


    Notes to Unaudited Interim Consolidated Financial Statements.....    7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................   14


 PART II. OTHER INFORMATION
 --------------------------

 ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..........   26

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................   27

 SIGNATURES..........................................................   28

 PART I. FINANCIAL INFORMATION
 -----------------------------


 ITEM 1. FINANCIAL STATEMENTS



                    GROSSMAN'S INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)


                                    SEPT. 30,      DEC. 31,     SEPT. 30,
                                       1996          1995         1995
                                   ------------  ------------ -------------
 ASSETS

 CURRENT ASSETS
  Cash and cash equivalents          $    734      $  2,536     $  4,944
  Receivables, less allowance of
    $1,322, in 1996, $3,339 at
    December 31, 1995 and $3,339
    at September 30, 1995 in
    doubtful accounts                  13,279        23,940       26,342
  Inventories                          60,131       102,009      133,025
  Note receivable, net                     -         13,000           -
  Property held for sale               12,824         2,572           -
  Other current assets                  3,788         3,940        3,770
                                     --------      --------     --------
    Total current assets               90,756       147,997      168,081

 PROPERTY, PLANT AND EQUIPMENT,
    NET OF ACCUMULATED DEPRECIATION
    OF $16,108 ON SEPTEMBER 30, 1996,
    $54,663 ON DECEMBER 31, 1995 AND
    $58,770 ON SEPTEMBER 30, 1995      27,605        94,256       97,796
 PROPERTY HELD FOR SALE                25,762            -            -
 INVESTMENT IN AND ADVANCES TO
  UNCONSOLIDATED AFFILIATE                174           108          736
 NOTE RECEIVABLE, NET                      -             -        12,528
 OTHER ASSETS                             577         1,168        1,539
                                     --------      --------     --------
    TOTAL ASSETS                     $144,874      $243,529     $280,680
                                     ========      ========     ========


<F1>

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                     GROSSMAN'S INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)

                                           SEPT. 30,   DEC. 31,  SEPT. 30,
                                             1996        1995      1995
                                           ---------  ---------  ---------
 LIABILITIES AND STOCKHOLDERS' INVESTMENT

 CURRENT LIABILITIES
  Accounts payable and accrued liabilities  $ 56,884   $ 91,308   $105,570
  Accrued interest                               533      1,403        567
  Current portion of long-term debt
   and capital lease obligations
    14% Debentures, paid April 1996               -      16,201     16,201
    Mortgage notes, paid April 1996               -         385        385
    Mortgage notes payable                    12,982         -          -
    Other notes and capital lease
     obligations                               1,687      3,859      5,404
                                            --------   --------   --------
    Total current portion of long-term
     debt and capital lease obligations       14,669     20,445     21,990
                                            --------   --------   --------
    Total current liabilities                 72,086    113,156    128,127

 REVOLVING TERM NOTE PAYABLE                  30,301     32,844     42,757
 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS
   Mortgage notes payable                      5,606      3,126      3,564
   Other long-term debt and capital
    lease obligations                            688      2,542      3,147
                                            --------   --------   --------
   Total Long-Term Debt and Capital
    Lease Obligations                          6,294      5,668      6,711
 PENSION LIABILITY                             1,116      8,270      2,984
 OTHER LIABILITIES                             8,772      9,796     14,050
                                            --------   --------   ---------
    Total liabilities                        118,569    169,734    194,629

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' INVESTMENT
  Common stock, $.01 par value,
   Shares authorized - 50,000
   Shares issued - 27,372 on
   September 30, 1996 and 26,137
   on December 31, 1995 and
   September 30, 1995                            274        261        261
  Additional paid-in-capital                 157,292    155,768    155,807
  Retained earnings (accumulated deficit)   (120,269)   (64,206)   (58,304)
  Minimum pension liability                   (9,550)   (16,476)   (10,576)
  Cumulative foreign currency translation
   adjustment                                 (1,442)    (1,442)      (872)
  Less shares in treasury, at cost -
       45 at December 31, 1995 and
      109 at September 30, 1995                   -        (110)      (265)
                                            ---------  ---------  ---------
     Total Stockholders' Investment           26,305     73,795     86,051
                                            ---------  ---------  ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      INVESTMENT                            $144,874   $243,529   $280,680
                                            =========  =========  =========

<F1>

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                   GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (Unaudited)


                                      THREE MONTHS           NINE MONTHS
                                     ENDED SEPT. 30,       ENDED SEPT. 30,
                                  --------------------  -------------------
                                    1996        1995      1996       1995
                                    ----        ----      ----       ----
 SALES                            $ 95,972   $193,978   $296,657  $514,738
 COST OF SALES                      71,122    146,778    224,051   391,813
                                  ---------  ---------  --------- ---------
   Gross Profit                     24,850     47,200     72,606   122,925

 OPERATING EXPENSES
   Selling and administrative       22,675     39,405     83,638   116,917
   Depreciation and amortization     1,043      2,786      3,889     8,650
   Store closing expense                -       4,500     40,150     4,500
   Store preopening expense             51        317        807       462
                                  ---------  ---------  --------- ---------
                                    23,769     47,008    128,484   130,529
                                  ---------  ---------  --------- ---------
 OPERATING INCOME (LOSS)             1,081        192    (55,878)   (7,604)

 OTHER EXPENSES (INCOME)
   Interest expense                  1,444      2,111      4,080     6,438
   Net gain on disposals of
    property                           (72)   (18,115)       (99)  (18,313)
   Other                            (1,939)      (985)    (4,190)   (2,550)
                                   --------  ---------  --------- ---------
                                      (567)   (16,989)      (209)  (14,425)
 EQUITY IN NET LOSS OF
  UNCONSOLIDATED AFFILIATE              78        158        394       483
                                  ---------  ---------  --------- ---------
 INCOME (LOSS) BEFORE INCOME TAXES   1,570     17,023    (56,063)    6,338
 PROVISION FOR INCOME TAXES             -       1,703         -        634
                                  ---------  ---------  --------- ---------
 NET INCOME (LOSS)                $  1,570   $ 15,320   $(56,063) $  5,704
                                  =========  =========  ========= =========
 NET INCOME (LOSS) PER COMMON
   SHARE (Primary and Fully
   Diluted)                         $ 0.05      $0.59     $(2.11)   $ 0.22
                                  =========  =========  ========= =========
 WEIGHTED AVERAGE SHARES AND
   EQUIVALENT SHARES OUTSTANDING
   (Primary and Fully Diluted)      34,044     26,031     26,571    25,949
                                  =========  =========  ========= =========

<F1>

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   ------------------------
                                                        1996         1995
                                                        ----         ----
 OPERATING ACTIVITIES
 Net loss                                             $(56,063)   $  5,704
 Adjustments to reconcile net loss to net
  cash (used for) operating activities:
   Depreciation and amortization                         3,889       8,650
   Net (gain) on disposals of property                     (99)    (18,313)
   Provision for losses on accounts receivable           1,777       1,262
   Provision for store closing                          25,911          -
   Undistributed loss of unconsolidated affiliate          394         483
   (Increase) decrease in assets:
    Receivables                                          8,067      (8,155)
    Inventories                                         28,834     (16,423)
    Note receivable and other assets                    12,839         303
   (Decrease) in accounts payable and accrued
     liabilities and other liabilities                 (42,403)      6,726
                                                      ---------   ---------
    Total adjustments                                   39,209     (20,802)

  NET CASH (USED FOR) OPERATING ACTIVITIES             (16,854)    (15,098)

 INVESTING ACTIVITIES
 Capital expenditures                                   (1,871)     (6,150)
 Proceeds from sales of property, net                   24,277      26,828
 Investment in unconsolidated affiliate                   (460)       (194)
                                                      ---------   ---------
  NET CASH PROVIDED BY INVESTING ACTIVITIES             21,946      20,484

 FINANCING ACTIVITIES
 Proceeds from mortgage financing                       33,000          -
 Payments on mortgage financing                        (18,876)         -
                                                      ---------   ---------
    Net proceeds from mortgage financing                14,124          -
 Payments on long-term debt and capital lease
  obligations                                          (18,540)    (16,354)
 Net borrowings from (repayments to) revolving
  term note payable                                     (2,543)     12,869
 Issuance of common stock as payment for
  Directors' fees                                           65         165
 Issuance of other common stock                             -            9
                                                      ---------   ---------
  NET CASH (USED FOR) FINANCING ACTIVITIES              (6,894)     (3,476)

 Net increase (decrease) in cash and cash equivalents   (1,802)      1,910
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,536       3,034
                                                      ---------   ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    734    $  4,944
                                                      =========   =========

<F1>

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

 These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Grossman's Inc. for the year ended December 31, 1995 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996. The balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date.

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


 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS
 ---------------------------------------------------------------------

 In March 1996, the Company announced a restructuring and refinancing plan under which its 60 Grossman's stores, located in eight Northeastern states, were closed and a $40.2 million restructuring charge was recorded. The total non-cash portion of the reserve was approximately $22.2 million; $12.8 million for inventory liquidation costs and $9.4 million for the net unrecoverable amount of property, plant and equipment. Included in the restructuring charge were estimated severance payments of $8.0 million, incremental professional fees of $6.0 million and $4.0 million expected to be paid over a three year period for estimated lease payments and carrying costs to be incurred during the period in which leases are terminated and properties sold.

 The Company began the closing and liquidation of its Grossman's stores on March 28, 1996 and all stores were closed by the end of May 1996. Concurrent with the timing of the store closings, administrative support functions in the Company's headquarters were reduced.

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

 The following unaudited condensed pro forma financial statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission, giving effect to the restructuring and refinancing plan transactions as if they had been completed, for balance sheet purposes, on September 30, 1996 and, for statement of operations purposes, on January 1, 1996. The pro forma information is not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the Company's future results.

 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
 ---------------------------------------------------------------------


               UNAUDITED CONDENSED PRO FORMA BALANCE SHEET
                  (in thousands, except per share data)

                                                SEPTEMBER 30, 1996
                                        ---------------------------------
                                                                Pro Forma
                                           As     Pro Forma    Continuing
                                        Reported Adjustments   Operations
                                        -------- -----------   ----------
ASSETS

 CURRENT ASSETS
  Cash and cash equivalents             $    734  $     -       $    734
  Receivables, net                        13,279      (192)(a)    13,087
  Inventories                             60,131        -         60,131
  Note receivable, net                        -         -             -
  Property held for sale                  12,824        -         12,824
  Other current assets                     3,788        -          3,788
                                        --------- ---------     ---------
   Total current assets                   90,756      (192)       90,564

 PROPERTY, PLANT AND EQUIPMENT, NET       27,605        -         27,605
 PROPERTY HELD FOR SALE                   25,762        -         25,762
 OTHER ASSETS                                751        -            751
                                        --------- ---------     ---------
   TOTAL ASSETS                         $144,874  $   (192)     $144,682
                                        ========= =========     =========
 LIABILITIES AND STOCKHOLDERS'
  INVESTMENT

 CURRENT LIABILITIES
  Accounts payable and accrued
   liabilities                          $ 57,417  $ (1,836)(a)  $ 55,581
  Current portion of long-term debt
   and capital lease obligations          14,669      (631)(a)    14,038
                                        --------- ---------     ---------
   Total current liabilities              72,086    (2,467)       69,619
 REVOLVING TERM NOTE PAYABLE              30,301     2,275 (b)    32,576
 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                              6,294        -          6,294
 OTHER LIABILITIES                         9,888        -          9,888
                                        --------- ---------     ---------
   Total liabilities                     118,569      (192)      118,377

 TOTAL STOCKHOLDERS' INVESTMENT           26,305        -         26,305
                                        --------- ---------     ---------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT                            $144,874  $   (192)     $144,682
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

 NOTE 2 - RESTRUCTURING, REFINANCING AND UNAUDITED CONDENSED PRO FORMA FINANCIAL STATEMENTS (CONTINUED)
 ---------------------------------------------------------------------


          UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS
                  (in thousands, except per share data)

                                    NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  -----------------------------------------
                                             Less                 Pro Forma
                                    As      Closed    Pro Forma  Continuing
                                 Reported Operations Adjustments Operations
                                 -------- ---------- ----------- ----------
 SALES                           $296,657  $ 47,953   $     -     $248,704
 COST OF SALES                    224,051    36,161         -      187,890
                                 --------- ---------  ---------   ---------
  Gross Profit                     72,606    11,792         -       60,814

 OPERATING EXPENSES
  Selling and administrative       83,638    17,060       (921)(a)  65,657
  Depreciation and amortization     3,889       875                  3,014
  Store closing expense            40,150    40,150         -           -
  Preopening expense                  807        45         -          762
                                 --------- ---------  ---------   ---------
                                  128,484    58,130       (921)     69,433
                                 --------- ---------  ---------   ---------
 OPERATING INCOME (LOSS)          (55,878)  (46,338)      (921)     (8,619)

 OTHER EXPENSES (INCOME)
  Interest expense                  4,080       645        112 (b)   3,547
  Net gain on disposals
   of property                        (99)      (12)        -          (87)
  Other                            (4,190)     (173)        -       (4,017)
                                 --------- ---------  ---------   ---------
                                     (209)      460        112        (557)
 EQUITY IN NET LOSS OF
  UNCONSOLIDATED AFFILIATE            394        -          -          394
                                 --------- ---------  ---------   ---------
 INCOME (LOSS) BEFORE INCOME
  TAXES                           (56,063)  (46,798)       809      (8,456)
 PROVISION FOR INCOME TAXES            -         -          -           -
                                 --------- ---------  ---------   ---------
 NET INCOME (LOSS)               $(56,063) $(46,798)  $    809    $ (8,456)
                                 ========= =========  =========   =========
 NET LOSS PER COMMON SHARE
  (Primary and Fully Diluted)      $(2.11)                          $(0.32)
                                 =========                        =========
 WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
  (Primary and Fully Diluted)      26,571                           26,571
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

 NOTE 3 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
 ------------------------------------------------------


 Long-term debt consists of the following (in thousands):

                                        SEPT. 30,     DEC. 31,    SEPT. 30,
                                           1996         1995        1995
                                        ---------   ------------  ---------
 14% Debentures, due January 1, 1996     $    -       $16,201      $16,201
 Convertible notes payable, due
  April 1999                               1,500           -            -
 Non-convertible notes payable, due
  April 1999                               2,700           -            -
 Mortgage notes                           14,388        3,511        4,022
 Other notes payable                          -           552          256
 Capital lease obligations                 2,375        5,849        8,222
                                         -------      -------      -------
                                          20,963       26,113       28,701

 Less current portion                     14,669       20,445       21,990
                                         -------      -------      -------
                                         $ 6,294      $ 5,668      $ 6,711
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

 At September 30, 1996, cash borrowings under the Company's new loan and security agreement totalled $30.3 million and outstanding standby letters of credit totalled $5.6 million. The maximum borrowings under this new agreement during the nine months ended September 30, 1996 were $38.5 million, including letters of credit of $5.6 million. The weighted average annual interest rate on such borrowings was 10.1%. At
 September 30, 1996, the loan and security agreement provided for borrowings of $39.4 million.

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

 In April 1996, as part of the restructuring and refinancing plan undertaken, $33.0 million mortgage notes payable, secured by owned properties, were funded. Notes of $4.0 million are non-interest bearing and convertible into Common Stock at $0.75 per share. The remaining notes bear interest at 15% per annum, payable monthly, and include a right to convert $2.0 million into shares of Common Stock at $1.50 per share upon certain events, including a default at maturity. The interest bearing notes are required to be repaid with proceeds from the sale of closed stores. At September 30, 1996, the remaining loan balance totalled $14.1

 ------------------------------------------------------------------

 million, $10.1 million of which has been classified as current, representing the non-convertible portion. Subsequent to September 30, 1996, an additional $2.4 million has been repaid. Although the remaining principal is not due until April 1998, the Company expects to sell properties and repay the remaining balance within a 12 month period.

 Also as part of the restructuring and refinancing plan, the Company's 14% Debentures due January 1996 were refinanced in cash and notes. Cash payments totalled approximately $12 million. Convertible notes payable of $3 million due in three years, with interest payable semi-annually at 10% per annum, were issued. These notes are convertible at the holder's option into shares of Common Stock at $1.30 per share. On each of April 9, July 9, and July 26, 1996, $500 thousand was converted into 384,615 shares of Common Stock, for a total of 1,153,845 shares converted. The remaining $1.5 million is classified as long-term. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15%, were also issued. These notes are due in April 1997 and may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described above. These notes have been classified as current, as the Company expects to repay these notes with proceeds from property sales within a 12 month period.

 NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
 -------------------------------------------------

 Accounts payable and accrued liabilities consist of the following (in thousands):

                                         SEPT. 30,    DEC. 31,    SEPT. 30,
                                           1996         1995        1995
                                         ---------  ------------  ---------
 Accounts payable                        $34,948       $63,236     $ 71,001
 Accrued salaries, wages, commissions
  and related taxes                        2,834         3,630        4,655
 Accrued income and franchise taxes          252           391        1,109
 Accrued taxes other than income and
  franchise                                3,726         2,819        3,746
 Accrued store closing costs               2,026         4,593        9,855
 Accrued insurance                         8,606         9,933        7,459
 Other accrued liabilities                 4,492         6,706        7,745
                                         -------       -------     --------
                                         $56,884       $91,308     $105,570
                                         =======       =======     ========


 NOTE 5 - OTHER LIABILITIES
 --------------------------

 Other long-term liabilities consist of the following (in thousands):

                                         SEPT. 30,    DEC. 31,    SEPT. 30,
                                           1996         1995        1995
                                         ---------- ------------  ---------
 Accrued insurance claims                  $6,729      $6,955      $ 9,340
 Accrued store closing costs                1,685       2,347        4,154
 Other accrued liabilities                    358         494          556
                                           ------      ------      -------
                                           $8,772      $9,796      $14,050
                                           ======      ======      =======

 NOTE 6 - DEFINED BENEFIT PENSION PLAN
 -------------------------------------

 A noncontributory defined benefit pension plan, the Grossman's Inc. Retirement Plan (the "Retirement Plan"), is sponsored covering substantially all associates employed at December 31, 1995. Benefits through 1990 are based upon years of service multiplied by a percentage of reference earnings. Beginning in 1991, the benefit is based upon annual reference earnings.

 As of May 31, 1996, a revaluation of the Retirement Plan was performed, including a recalculation of net periodic pension cost for 1996, recognizing the reduction in number of associates as a result of the restructuring of the Company in March 1996.

 Assumptions used by the Retirement Plan's actuaries to develop the funded status of the Retirement Plan under the unit credit actuarial cost method are as follows:

                                                    1996             1995
                                                   ------           ------
 Discount rate                                      8.25%            7.25%
 Expected long-term rate of return on assets         9.0              9.0
 Rate of general wage increase                       4.5              4.5



 The components of net periodic pension cost through the valuation dates are as follows (in thousands):


                                            FIVE MONTHS ENDED   YEAR ENDED
                                              MAY 31, 1996         1995
                                            -----------------   ----------
 Service cost for the period                     $   602          $ 1,245
 Interest accrued on projected benefit
  obligation                                       2,193            4,820
 Return on plan assets                            (2,135)          (4,628)
 Net amortization and deferral                       608            1,040
                                                 --------         --------
     Net periodic pension cost for the period    $ 1,268          $ 2,477
                                                 ========         ========

 For the nine month period ended September 1996, total net periodic pension cost was $1,844 thousand, including $265 thousand required to reflect a partial termination of the plan related to the Company's downsizing in March 1996. The $265 thousand curtailment expense and $447 thousand of pension expense related to terminated employees was provided for in the store closing provision recorded in March 1996. Accordingly, these amounts have been charged against store closing reserves, resulting in a net amount of $1,132 thousand being reflected as pension expense for the nine month period in the accompanying statement of operations. Net pension expense reflected in the statement of operations for the third quarter of 1996 was $86 thousand. Additional pension expense of $166 thousand will be recorded in the fourth quarter.

 NOTE 6 - DEFINED BENEFIT PENSION PLAN
 -------------------------------------

 The pension liability at September 30, 1996 totals $1,113 thousand. The funded status of the Retirement Plan as of the valuation dates is as follows (in thousands):


                                            MAY 31, 1996  DECEMBER 31, 1995
                                            ------------  -----------------
 Actuarial present value of projected
  benefit obligation:
  Vested employees                            $ 57,978        $ 67,105
  Non-vested employees                           1,568           1,073
                                              ---------       ---------
 Accumulated benefit obligation                 59,546          68,178
 Impact of future salary increases                 663           2,606
                                              ---------       ---------
 Projected benefit obligation for service
  rendered to date                              60,209          70,784
 Market value of plan assets, primarily cash
  equivalents and publicly traded stocks and
  bonds                                         58,244          59,908
                                              ---------       ---------
 Projected benefit obligation in excess of
  plan assets                                    1,965          10,876
 Items not yet recognized in earnings:
  Unrecognized net transition asset                531             749
  Unrecognized prior service cost                 (265)           (590)
  Adjustment required to recognize minimum
   liability                                     9,816          17,067
  Unrecognized net loss                        (10,745)        (19,832)
                                              ----------      ---------
     Pension liability                        $  1,302        $  8,270
                                              ==========      =========


 Statement of Financial Accounting Standards No. 87 requires the recognition of a minimum liability, to the extent that actuarially computed plan benefits exceed the fair value of plan assets, and the recognition of a related intangible asset, to the extent of any unrecognized prior service cost. In 1996, the discount rate assumption was changed from 7.25% to 8.25%, resulting in an adjustment decreasing the minimum pension liability by $7,251 thousand, reducing the intangible asset by $325 thousand, and the difference of $6,926 thousand was credited to stockholders' investment.

 Prior to the plan revaluation and change in the discount rate assumption, total net periodic pension expense was estimated to be $700 thousand for the third quarter, $2.1 million for the nine month period and $2.8 million for the full year. The change in estimate resulted in an improvement to third quarter and year to date net income by $520 thousand. Additionally, earnings per share for the third quarter and nine month period improved by 1 cent and 2 cents, respectively, as a result of the change.

 NOTE 7 - EMPLOYEE STOCK OPTION PLANS
 ------------------------------------

 A nonqualified stock option plan covering officers and other key management employees ("1986 Plan") expired on August 31, 1996. The 1986 Plan provided for granting of nonqualified options through August 31, 1996, up to a total of 3,750,000 shares of Common Stock. At September 30, 1996, 2,082,333 shares were outstanding under the 1986 Plan and no shares were available for future grants of options.

 A nonqualified stock option plan covers key management employees who are not officers ("1993 Plan"). The 1993 Plan provides for nonqualified options to purchase a total of 600,000 shares of Common Stock, with a maximum of 5,000 shares per employee. The maximum number of options which may be granted in any calendar year is 300,000 shares. At September 30, 1996, 402,875 shares were available for future grants of options under the 1993 Plan.

 The 1995 Non-Employee Directors' Stock and Option Plan (the "Directors' Plan") provides for the issuance of Common Stock, or the granting of nonstatutory stock options for shares of Common Stock, up to an aggregate of 700,000 shares. During the nine months ended September 30, 1996, 55,885 shares if Common Stock were issued to Directors for services rendered. At September 30, 1996, 343,406 shares were available for future grants of options or payment for services rendered under the Directors' Plan.

 A summary of option transactions during the nine months ended September 30, 1996 is as follows:

 Options outstanding, January 1, 1996            2,746,600

 Options granted                                   601,000
 Price range                                   $1.63-$1.84

 Options exercised                                   6,250
 Price range                                   $      2.31

 Options cancelled                                 876,892
 Price range                                   $1.84-$4.50
                                               -----------

 Options Outstanding, September 30, 1996         2,464,458
 Price range                                   $1.31-$4.50
                                               ===========

 Options Exercisable, September 30, 1996         1,651,321
 Price range                                   $1.63-$4.50
                                               ===========

 All options granted are ten-year nonqualified options and were granted at market value. Of the options outstanding at September 30, 1996, 455,000 were exercisable when issued, and the balance become exercisable in either three or four annual installments following the respective dates of grant. All outstanding options become exercisable upon a change of control, as defined in the option agreements. At September 30, 1996, 3,210,739 shares of Common Stock were reserved for future issuance under the plans.

 ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

 FINANCIAL CONDITION
 -------------------

 September 30, 1996 Compared with December 31, 1995
 --------------------------------------------------

 Financial condition at September 30, 1996 reflects the actions taken with regard to the restructuring and refinancing plan announced on March 28, 1996. Under this plan, the remaining 60 Grossman's stores were closed and several actions were taken to improve liquidity. A $40.2 million restructuring charge was recorded in March 1996. The total non-cash portion of the reserve was approximately $22.2 million; $12.8 million for inventory liquidation costs and $9.4 million for the net unrecoverable amount of property, plant and equipment. Included in the restructuring charge were estimated severance payments of $8.0 million, incremental professional fees of $6.0 million and $4.0 million expected to be paid over a three year period for estimated lease payments and carrying costs to be incurred during the period in which leases are terminated.

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

 Four transactions were undertaken to improve liquidity. The $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13 million in March 1996. The Company's 14% Debentures were refinanced, with cash and notes issued in April 1996. A $33.0 mortgage loan, secured by owned properties was obtained, with funding occurring in April 1996. A new $50 million long-term revolving credit agreement, with increased borrowing availability, was obtained in May 1996.

 The $16.2 million of 14% Debentures and related interest, which were due in January 1996, were settled in April 1996 in a combination of cash and notes payable. Cash payments totalled approximately $12 million. Notes payable of $3 million due in three years, with interest payable semi-annually at 10%, were issued. These notes are convertible at the holder's option into shares of the Company's Common Stock at $1.30 per share. On April 9, July 9, and July 26, 1996, $500 thousand of notes were converted into 384,615 shares of Common Stock, respectively. An additional $2.7 million of non-convertible notes payable, with interest payable semi-annually at 15% per annum, were also issued. These notes are due in three years and may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described below. Interest on these notes may be deferred at the Company's option.

 FINANCIAL CONDITION
 -------------------

 September 30, 1996 Compared with December 31, 1995 (CONTINUED)
 --------------------------------------------------------------

 GRS Realty Company, Inc., a subsidiary of the Company, issued a series of mortgage notes payable to a non-affiliated investor group. The mortgage notes are secured by both closed and operating owned properties conveyed to GRS Realty Company, Inc. and are required to be repaid with proceeds from the sale of closed stores. Proceeds received in the second quarter of 1996 total $33.0 million, $2.9 million of which was non-interest bearing and repaid from the first sale of properties. An additional $4.0 million is non-interest bearing and convertible into Common Stock at $0.75 per share, subsequent to repayment of the mortgage notes. The remaining $26.1 million bears interest at 15% per annum, payable monthly and include a right to convert $2 million into shares of the Company's Common Stock at $1.50 per share upon certain events, including default at maturity.

 Significant progress has been made with respect to sales of the 55 surplus properties and payment of the mortgage notes. As of September 30, 1996, 23 properties have been sold, with net proceeds of $18.9 million. Three additional properties have subsequently been sold, with net proceeds of $2.4 million, and the remaining properties continue to be actively marketed. Minimum required payments for the total series of mortgage notes have been met with respect to $4.5 million due in October 1996, $6.0 million due in April 1997 and $9.0 million due in October 1997. The remainder of the note is due in April 1998. The $10.1 million non-convertible portion of the note has been classified as current, along with the $2.7 million non-convertible note discussed above, as the Company expects to sell properties and retire this debt within a 12 month period. Fees due under the various notes, totalling $2.9 million, were paid in April 1996 upon the loan closing.

 In May 1996, the Company entered into a three year line of credit for borrowings up to $50 million, including letters of credit of up to $15 million, under a formula based upon a percentage of qualified inventory and accounts receivable. The new agreement replaces the revolving term note agreement previously in effect. Borrowings pursuant to this new agreement are secured by inventory, receivables and other assets. The agreement, which bears interest at 1% over Prime Rate, contains no financial ratio covenants or dollar limitations on spending for new stores properties. At September 30, 1996, cash borrowings under the new loan and security agreement totalled $30.3 million, outstanding standby letters of credit totalled $5.6 million, and availability under the loan totalled $3.5 million. Management anticipates the use of the revolving credit facility throughout the remainder of 1996 and beyond, with availability sufficient to meet requirements.

 In November 1996, the Company announced the engagement of TM Capital Corp. as its investment banker and financial advisor. Alternative sources of both fixed and working capital are being sought to allow for accelerated expansion of the Contractors' Warehouse concept.

 In April 1996, the Company repaid $3.4 million of outstanding mortgage notes.

 FINANCIAL CONDITION
 -------------------

 September 30, 1996 Compared with December 31, 1995 (CONTINUED)
 --------------------------------------------------------------

 Receivables, inventories, accounts payable and accrued liabilities at September 30, 1996, compared to December 31, 1995, reflect the closing of the Grossman's stores. Inventory supply problems, which were experienced during the first quarter, normalized during the second quarter, as vendors were paid for amounts due. The final $2.0 million of payments due former suppliers of Grossman's stores were paid in July 1996. All stores have been considered fully stocked with inventory since late in the second quarter.

 Property held for sale at September 30, 1996 totals $38.6 million, reflecting the net book value of owned real property. The $12.8 million current portion of property represents the property necessary to be sold to retire the non-convertible debt discussed above. As stated, the Company expects to sell sufficient properties to retire this debt within the next twelve months.

 In the March 1996 restructuring charge discussed above, the $9.4 million provided for the net unrecoverable amount of property, plant and equipment related to leasehold improvements, furniture and fixtures and machinery and equipment. Estimated market values of properties to be sold were expected to exceed book values and, accordingly, no impairment to the book values was recorded. In the fourth quarter of 1996, management is reviewing cash flow alternatives, including marketing the remaining properties to be sold more aggressively than an original self-imposed three year liquidation period. An impairment to book value is likely, although the amount is undeterminable until the strategies to be employed are finalized.

 In September 1996, the Company recorded the effects of a May 1996 revaluation of its defined benefit pension plan. Statement of Financial Accounting Standards No. 87 requires the recognition of a minimum liability, to the extent that actuarially computed plan benefits exceed the fair value of plan assets, and the recognition of a related intangible asset, to the extent of any unrecognized prior service cost. In 1996, the discount rate assumption was changed from 7.25% to 8.25%, resulting in an adjustment decreasing the minimum pension liability by $7,251 thousand, reducing the intangible asset by $325 thousand, and the difference of $6,926 thousand was credited to stockholders' investment.

 In November 1996, the Company announced plans to relocate its corporate offices from Canton, Massachusetts to one of the existing Contractors' Warehouse offices in either Cincinnati, Ohio or Sacramento, California. Estimated costs of closing the Canton office, including severance and lease expenses, will be accrued in the fourth quarter, when determinable.

 RESULTS OF OPERATIONS
 ---------------------

 Nine months ended September 30, 1996 compared with nine months ended
 --------------------------------------------------------------------
 September 30, 1995
 ------------------

 Results of operations include both the results of ongoing operations and of the Grossman's Division, whose operations terminated on March 28, 1996, as previously described. Pro forma results of operations, which exclude the Grossman's Division, are presented in the Notes To Financial
 Statements.

 Sales and results of operations during 1996 were affected by first quarter inventory supply problems and out-of-stock-situations. During the second quarter, vendor relationships were reestablished, vendors were paid for past obligations, inventory positions returned to required levels, and substantial progress was made toward reestablishing customer relationships, which had been strained during the period of inventory shortages. Efforts are continuing to both renew old and establish customer relationships.

 Of the Company's two ongoing operating divisions, the Contractors' Warehouse Division was more significantly impacted by low inventory levels earlier in 1996. Contractors' Warehouse sales are often dependent on the ability to supply customers with a complete array of merchandise necessary to complete projects. Inability to provide this expected level of service resulted in a decline in customer traffic, which the division has been gradually recovering from.

 Mr. 2nd's Bargain Outlet stores advertise on a "quantities limited" basis and customers do not necessarily expect to find all of their required items. The inability to stock sufficient quantities earlier in 1996 affected sales, but recovery in this division was quicker once the low inventory levels were rectified.

 RESULTS OF OPERATIONS
 ---------------------

 Nine months ended September 30, 1996 compared with nine months ended
 --------------------------------------------------------------------
 September 30, 1995 (CONTINUED)
 ------------------------------

 The following table shows comparative sales results by division and store type (dollars in millions):


                             Six Months     Three Months     Nine Months
                             Ended June      Ended Sept.     Ended Sept.
                           --------------  --------------  --------------
                            1996    1995    1996    1995    1996    1995
                            ----    ----    ----    ----    ----    ----
 SALES
 Ongoing Operations
  Contractors' Warehouse   $124.7  $116.4  $ 79.9  $ 70.7  $204.6  $187.1
  Mr. 2nd's Bargain Outlet   28.0    24.9    16.1    12.0    44.1    36.9
                           ------  ------  ------  ------  ------  ------
    Total Ongoing
     Operations             152.7   141.3    96.0    82.7   248.7   224.0
 Closed Stores
  Grossman's                 48.0   179.5      -    111.4    48.0   290.8
                           ------  ------  ------  ------  ------  ------
 Total Grossman's Inc.     $200.7  $320.8  $ 96.0  $194.1  $296.7  $514.8
                           ======  ======  ======  ======  ======  ======

 % OF TOTAL SALES
 Ongoing Operations
  Contractors' Warehouse     62.1%   36.2%   83.2%   36.4%   68.9%   36.3%
  Mr. 2nd's Bargain Outlet   14.0     7.8    16.8     6.2    14.9     7.2
                           ------  ------  ------  ------  ------  ------
    Total Ongoing
     Operations              76.1    44.0   100.0    42.6    83.8    43.5
 Closed Stores
  Grossman's                 23.9    56.0      -     57.4    16.2    56.5
                           ------  ------  ------  ------  ------  ------
 Total Grossman's Inc.      100.0%  100.0%  100.0%  100.0%  100.0%  100.0%
                           ======  ======  ======  ======  ======  ======

 RESULTS OF OPERATIONS
 ---------------------

 Nine months ended September 30, 1996 compared with nine months ended
 --------------------------------------------------------------------
 September 30, 1995 (CONTINUED)
 ------------------------------


 (TABLE CONTINUED)
                            Six Months       Three Months    Nine Months
                            Ended June        Ended Sept.    Ended Sept.
                           --------------   --------------  --------------
                            1996    1995     1996    1995    1996    1995
                            ----    ----     ----    ----    ----    ----
 SALES % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse     7.1 %  13.0 %   13.0 %  20.2 %   9.4 %  35.0 %
  Mr. 2nd's Bargain Outlet  12.4    17.5     34.2     2.6    19.5    29.9
                           ------  ------  -------  ------  ------  ------
    Total Ongoing
     Operations              8.1    13.8     16.1    17.3    11.0    34.1
 Closed Stores
  Grossman's               (73.3)  (22.3)  (100.0)  (28.4)  (83.5)  (10.2)
                           ------  ------  -------  ------  ------  ------
 Total Grossman's Inc.     (37.4)%  (9.8)%  (50.5)% (14.2)% (42.4)%   4.8 %
                           ======  ======  =======  ======  ======  ======

 COMPARABLE STORE SALES %
  INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse    (6.4)%  (1.3)%   (3.6)%   9.4 %  (5.4)%   1.5 %
  Mr. 2nd's Bargain Outlet  (7.2)    6.6      7.3       -    (2.8)    4.2
                           ------  ------  -------  ------  ------  ------
    Total Ongoing
     Operations             (6.5)    0.1     (2.0)    7.9    (4.9)    1.9
 Closed Stores
  Grossman's                  NA    (4.1)      NA   (13.7)     NA    (6.4)
                           ------  ------  -------  ------  ------  ------
 Total Grossman's Inc.      (6.5)%  (2.4)%   (2.0)%  (6.1)%  (4.9)%  (3.2)%
                           ======  ======  =======  ======  ======  ======

 TOTAL NUMBER OF STORES
 Ongoing Operations
  Contractors' Warehouse      16      13                       16      14
  Mr. 2nd's Bargain Outlet    24      20                       26      19
 Closed Stores
  Grossman's                   -      72                        -      71
                           ------  ------                   ------  ------
 Total Number of Stores       40     105                       42     104
                            ======  ======                   ======  ======


 Nine months ended September 30, 1996 compared with nine months ended
 --------------------------------------------------------------------
 September 30, 1995 (CONTINUED)
 ------------------------------

 Sales results were also affected by store openings and closings. The 1996 results include the results of three Contractors' Warehouse stores opened in 1995, two of which were opened subsequent to the second quarter, and one store opened in mid-May 1996. The 1996 results also include the sales of two Mr. 2nd's Bargain Outlets opened in 1995, one which opened late in the first quarter and one in the second quarter, and the results of three stores opened in March 1996 and three additional stores opened in May 1996. The 1996 results exclude the results of 18 Grossman's stores which closed in late 1995. Additionally, Contractors' Warehouse sales results in 1995 reflect heavy rainfall in California in the months of January and March, which were partially offset by second quarter increases.

 Gross profit declined by $50.3 million, reflecting the closing of the Grossman's stores, the store openings described above, and an increase in gross margin from 23.9% in 1995 to 24.5% in 1996. A first quarter gross margin decline from 24.4% in 1995 to 23.5% in 1996 was offset by increases in the second quarter from 22.9% to 24.2% and third quarter from 24.3% to 25.9%.

 First quarter margin declines reflected the increase in Contractors' Warehouse sales, which focus on lower margin professional sales, as a percent of total sales. First quarter 1996 margins were also affected by the Company's inability to avoid out-of-stock situations. The margin increase in the second and third quarters principally relates to margins on commodity lumber. Commodity lumber margins, which were extremely low in 1995 due to falling prices, rebounded in 1996 when prices were relatively stable.

 Gross margins on a divisional basis for the nine month period were as follows:

                                            Nine Months Ended
                                            September 30, 1996
                                            ------------------
                                             1996        1995
                                            ------      ------
 Ongoing Operations:
  Contractors' Warehouse                     23.0%       23.2%
  Mr. 2nd's Bargain Outlet                   31.2        30.5
                                             -----       -----
    Total Ongoing Operations                 24.5        24.4
 Closed Stores
  Grossman's                                 24.5        23.4
                                             -----       -----
 Total Grossman's Inc.                       24.5%       23.9%
                                             =====       =====


 Contractors' Warehouse overall margin decline of 0.2% for the nine month period principally relates to Midwest stores, where the impact of first quarter out-of-stock situations was most severe, in part due to the larger size of these stores.

 Nine months ended September 30, 1996 compared with nine months ended
 --------------------------------------------------------------------
 September 30, 1995 (CONTINUED)
 ------------------------------

 Selling and administrative expenses declined by $33.3 million from 1995 to 1996 and increased as a percent of sales from 22.7% in 1995 to 28.2% in 1996, both resulting from the effect of downsizing. Selling and administrative expenses, the largest component of which is payroll, are expected to remain at higher than historic percentages of sales, due to the Company's structure following the downsizing. Management continues to reevaluate and adjust administrative service levels and functions, which is expected to yield future savings. Included in the items expected to yield future cost savings is the planned move of the corporate offices to one of the existing Contractors' Warehouse divisional offices sometime prior to September 1997.

 Included within selling and administrative expense is pension expense, which decreased from $2.2 million for the nine month period in 1995 to $1.1 million for the comparable period in 1996. The reduction resulted from both the downsizing and a revaluation of the pension plan as of May 1996, relative to the downsizing. In the revaluation, the discount rate assumption was changed from 7.25% to 8.25%, The change in estimate resulted in an improvement to nine month net income by $520 thousand, or 2 cents per share.

 Depreciation and amortization declined from $8.7 million in 1995 to $3.9 million in 1996, reflecting the store closings, partially offset by
 depreciation for new stores.   Depreciation for ongoing operations was
 approximately $1.0 million in each of the first three quarters of 1996, as limited capital spending has occurred.

 As a result of the restructuring and refinancing plan, the Company reflected a $40.2 million restructuring charge in the first quarter of 1996 related to severance costs, lease payments, inventory liquidation costs, other expenses and the net unrecoverable amount of property plant and equipment.

 Store preopening expense increased from $462 thousand in 1995 to $807 in 1996, reflecting the store opening activity described above.

 Interest expense declined from $6.4 million in 1995 to $4.1 million, reflecting lower revolving credit borrowings, lower levels of capital lease obligations as a result of closing stores in both 1995 and 1996, and savings related to long-term debt paid as part of the refinancing. Interest expense is expected to continue to decline as properties are sold and mortgage debt is paid.

 Other income increased by $1.6 million due primarily to an increase in tool rental income in both new and existing Contractors' Warehouse stores.

 Three months ended September 30, 1996 compared with three months ended
 ----------------------------------------------------------------------
 September 30, 1995
 ------------------

 Third quarter 1996 net income was $1.6 million, or 5 cents per share, compared with $15.3 million, or 59 cents per share, in the same period in 1995. The 1995 third quarter results included an $18.1 million gain on the sale of the company's former headquarters and establishment of a $4.5 million reserve for store closing expenses. The lingering effects of first quarter inventory supply problems and out-of-stock situations affected sales and results of operations during the third quarter of 1996, particularly in Contractors' Warehouse stores.

 Third quarter sales in 1995 include $111.4 million from the now closed Grossman's stores. Sales from ongoing operations increased by 11.0% from 1995 to 1996, reflecting sales from the new stores described above, offset in part by a 4.9% comparable store sales decline.

 Gross profit declined by $22.4 million, reflecting the closing of the Grossman's stores and the store openings described above. The increase in gross margin from 24.3% in 1995 to 25.9% in 1996, reflects the elimination of the Grossman's division, which operated at a 23.0% margin in 1995, and flat margins from the combined ongoing operations.

 Gross margins on a divisional basis for the third quarter were as follows:


                                          Three Months Ended
                                          September 30, 1996
                                          ------------------
                                           1996        1995
                                          ------      ------
 Ongoing Operations:
  Contractors' Warehouse                   25.0%       25.4%
  Mr. 2nd's Bargain Outlet                 30.3        29.0
                                           -----       -----
    Total Ongoing Operations               25.9        25.9
 Closed Stores
  Grossman's                                  NA       23.0
                                           -----       -----
 Total Grossman's Inc.                     25.9%       24.3%
                                           =====       =====


 Within Contractors' Warehouse stores, a decline in margins, particularly in Midwest stores, was partially offset by improved margins on commodity lumber. Commodity lumber margins, which were extremely low in 1995 due to falling prices, rebounded in 1996 when prices were relatively stable.

 Selling and administrative expenses declined by $16.7 million from 1995 to 1996 and increased as a percent of sales from 20.3% in 1995 to 23.6% in 1996, both resulting from the effect of downsizing. Selling and administrative expenses, the largest component of which is payroll, are expected to remain at higher than historic percentages of sales, due to the Company's structure following the downsizing. Management continues to reevaluate and adjust administrative service levels and functions, which is expected to yield future savings.

 Three months ended September 30, 1996 compared with three months ended
 ----------------------------------------------------------------------
 September 30, 1995 (CONTINUED)
 ------------------------------

 Included within selling and administrative expenses is pension expense, which decreased from $784 thousand for the third quarter in 1995 to $84 thousand for the comparable period in 1996. The reduction resulted from both the downsizing and a revaluation of the pension plan as of May 1996, relative to the downsizing. In the revaluation, the discount rate assumption was changed from 7.25% to 8.25%, The change in estimate resulted in an improvement to third quarter net income by $520 thousand, or 1 cent per share.

 Depreciation and amortization declined from $2.8 million in 1995 to $1.0 million in 1996, reflecting the store closings, partially offset by depreciation for new stores.

 Store preopening expense, increased from $51 thousand in the third quarter of 1995 to $317 thousand in 1996, reflecting the store opening activity described above.

 Interest expense declined from $2.1 million in 1995 to $1.4 million, reflecting lower revolving credit borrowings, lower levels of capital lease obligations as a result of closing stores in both 1995 and 1996, and savings related to long-term debt paid as part of the refinancing. Interest expense is expected to continue to decline as properties are sold and mortgage debt is paid.

 Other income increased by $950 thousand due primarily to an increase in tool rental income in both new and existing Contractors' Warehouse stores.

 PART II - OTHER INFORMATION
 ---------------------------

 ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        (a) The date of the meeting and whether it was an annual or special meeting:

            Annual Meeting of Stockholders of Grossman's Inc. was held on September 12, 1996.

        (b) All nominees as directors were elected as set forth in paragraph (c) below.

        (c) A brief description of each matter voted upon at the meeting and state the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each such matter, including a separate tabulation with respect to each nominee for office.

        The following matters were voted upon at the Annual Meeting of Stockholders of Grossman's Inc.


        (i) Election of Directors

             Name                  For               Withheld
        Russell N. Cox          21,507,951           1,511,753
        John R. Grey            21,508,251           1,511,453
        Maurice Grossman        21,510,584           1,509,120
        Leo Kahn                21,544,229           1,475,475
        Sydney L. Katz          21,499,091           1,520,613
        Robert K. Swanson       21,547,429           1,472,275


        An aggregate of 3,876,287 were not present at the meeting in person or by proxy and were not voted on the election of directors.

        (ii) Approval of Ernst & Young as independent auditors for registrant for 1996

           For                   Against            Abstentions
        22,764,169               218,760               36,775


        An aggregate of 3,876,287 were not present at the meeting in person or by proxy and were not voted on the approval of Ernst & Young as independent accountants.

        (iii)  Approval of the issuance of registrant's Common
               Stock upon the conversion of convertible notes.

           For                   Against            Abstentions
        15,025,340               552,382              441,406


        (d) Not applicable.

 ---------------------------------------

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)   EXHIBITS

        3(a)-9 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, is filed herewith.

        10iii(h)-3 Retirement Agreement, dated as of October 4, 1996, between Grossman's Inc. and Sydney L. Katz, filed herewith.

        10iii(o)-1 Amended and Restated Agreement, dated as of
                   October 4, 1996, between Grossman's Inc. and Robert
                   K. Swanson, filed herewith.

        11(a) Statement re computation of earnings per share, filed herewith.

        (b)        REPORTS ON FORM 8-K

                   The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

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









 DATE:  November 14, 1996