Form 10-Q/A
period 1996-09-30
GROSSMANS INC
filed 1996-11-25
CIK 33798

                                CONFORMED
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

 For the transition period from ____________________ to____________________

 Commission file number 1-542

                                GROSSMAN'S INC.
 --------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

                 Delaware                                 38-0524830
 ----------------------------------------          ------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      in corporation or organization)                 Identification No.)

              45 Dan Road
          Canton, Massachusetts                              02021
 ----------------------------------------          ------------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (617) 830-4000
 --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                200 Union Street, Braintree, Massachusetts
 --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

 R> This amendment files corrections to adjust Statement of Cash Flow's 1995 amounts to those previously reported.

                    GROSSMAN'S INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands, except per share data)
                               (Unaudited)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   ------------------------
                                                        1996         1995
                                                        ----         ----
 OPERATING ACTIVITIES
 Net loss                                             $(56,063)   $  5,704
 Adjustments to reconcile net loss to net
  cash (used for) operating activities:
   Depreciation and amortization                         3,889       8,650
   Net (gain) on disposals of property                     (99)    (18,313)
   Provision for losses on accounts receivable           1,777       1,262
   Provision for store closing                          25,911       4,500
   Undistributed loss of unconsolidated affiliate          394         483
   (Increase) decrease in assets:
    Receivables                                          8,067      (8,155)
    Inventories                                         28,834     (16,423)
    Note receivable and other assets                    12,839         303
   (Decrease) in accounts payable and accrued
     liabilities and other liabilities                 (42,403)      6,726
                                                      ---------   ---------
    Total adjustments                                   39,209     (20,967)

  NET CASH (USED FOR) OPERATING ACTIVITIES             (16,854)    (15,263)

 INVESTING ACTIVITIES
 Capital expenditures                                   (1,871)     (6,150)
 Proceeds from sales of property, net                   24,277      26,828
 Investment in unconsolidated affiliate                   (460)       (194)
                                                      ---------   ---------
  NET CASH PROVIDED BY INVESTING ACTIVITIES             21,946      20,484

 FINANCING ACTIVITIES
 Proceeds from mortgage financing                       33,000          -
 Payments on mortgage financing                        (18,876)         -
                                                      ---------   ---------
    Net proceeds from mortgage financing                14,124          -
 Payments on long-term debt and capital lease
  obligations                                          (18,540)    (16,354)
 Net borrowings from (repayments to) revolving
  term note payable                                     (2,543)     12,869
 Issuance of common stock as payment for
  Directors' fees                                           65         165
 Issuance of other common stock                             -            9
                                                      ---------   ---------
  NET CASH (USED FOR) FINANCING ACTIVITIES              (6,894)     (3,311)

 Net increase (decrease) in cash and cash equivalents   (1,802)      1,910
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,536       3,034
                                                      ---------   ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    734    $  4,944
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









 DATE:  November 25, 1996

SIGNATURES
 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GROSSMAN'S INC.
                                        ---------------
                                           Company



                                   by_____________________________________
                                               Steven L. Shapiro
                                          Vice President - Controller







 DATE:  November 25, 1996