Form 10-K
period 1996-12-31
GROSSMANS INC
filed 1997-03-31
CIK 33798

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1996

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 21, 1997 was $6,918,901.

The number of shares of the registrant's class of Common Stock ($.01 par value) outstanding on March 21, 1997 was 27,675,605.

                       Documents Incorporated By Reference

A Form 10-K/A, to be filed with the Commission not later than 120 days after the end of the fiscal year covered hereby, is incorporated by reference into Part III of this Form 10-K to the extent set forth herein.

Part I

Item 1. BUSINESS

   (a) General Development of Business

Grossman's Inc. (the "Company") was first incorporated in Michigan in 1919 as E.S. Evans and Co., Inc., then was reincorporated in Delaware in 1923. In 1931, the Company's name was changed to Evans Products Company. In 1986, in conjunction with the reorganization of the Company described herein, the Company adopted the name Grossman's Inc.

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

On January 22, 1997, the Company announced that it was experiencing a severe liquidity shortage. The Company also announced that it was exploring all available options, including seeking protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.

On February 7, 1997, the Company and JELD-WEN, inc. ("JELD-WEN"), a major supplier to the Company and an affiliate of its largest shareholder, entered into a letter of intent which stipulated terms under which the Company would be provided financing involving JELD-WEN.

On March 4, 1997, the Company announced an agreement with GDI Company, Inc., a subsidiary of JELD-WEN, pursuant to which the Company has received approximately $3.1 million, representing the initial funding in a plan agreed to by the parties.

Following the loan from GDI Company, Inc., Congress Financial Corporation increased its credit provided to the Company by $10 million, principally supported by a stand-by letter of credit provided by an affiliate of JELD-WEN in favor of Congress Financial Corporation.

The Company plans to file for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code during April 1997. The Company expects that JELD-WEN or another strategic partner will have a major interest in the Company's voting stock following confirmation of the Company's Chapter 11 reorganization plan.

     (b) Financial Information About Industry Segments

The Company's operations during the last three years have been entirely in the retail building materials industry.

     (c) Narrative Description of Business

The Company operates 43 stores, under the names "Contractors' Warehouse" and "Mr. 2nd's Bargain Outlet", as listed in Item 2 below.

The following are descriptions of the two ongoing operations:

Contractors' Warehouse

The 15 Contractors' Warehouse stores operate in California, Indiana, Kentucky and Ohio. Stores range in size from 60,000 to 110,000 square feet on approximately seven acres. In addition, all stores have large drive-thru lumber yards, stocked with varieties, sizes and quantities of lumber and building materials. Drive-thru lumber yards are typically one half of the store size and are designed for ease in locating and loading products. Focused on the needs of remodelers, independent contractors, homebuilders and other building professionals, Contractors' Warehouse provides competitive pricing and the convenience of one-stop shopping for these customers. The Company extends credit on open account to qualified contractors.

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

Mr. 2nd's Bargain Outlet

These specialty stores, which first opened in 1971, operate at 28 locations in Massachusetts, New York, and Rhode Island. Mr. 2nd's Bargain Outlet stores offer close-outs, seconds and over-stocks in a wide range of home improvement materials and building-related merchandise.

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

Sales Mix

The Company's sales mix by product category, as a percentage of total sales, is shown in the following table.


                                            Year Ended December 31,
                                        --------------------------------
                                        1996   1995   1994   1993   1992
                                        ----   ----   ----   ----   ----
Wood building materials                  26%    30%    28%    28%    27%
Non-wood building materials              13     15     15     14     13
Millwork, doors and windows              21     19     16     16     17
Paint, decorator products,
  panelling, floor coverings
  and ceilings                            8      9     10     10     11
Kitchen, bath and plumbing
  products                               17     13     13     13     13
Hardware, electrical supplies
  and tools                              14     13     14     15     15
Seasonal and other items                  1      1      4      4      4
                                        ----   ----   ----   ----   ----
                                        100%   100%   100%   100%   100%
                                        ====   ====   ====   ====   ====

The changes in sales mix from 1995 to 1996 are principally a result of the closing of all stores in the Grossman's Division in March 1996.

Customers

The following table shows the percentage of total sales within each of the Company's divisions:

                                            Year Ended December 31,
                                        --------------------------------
                                        1996   1995   1994   1993   1992
                                        ----   ----   ----   ----   ----
Ongoing Operations
 Contractors' Warehouse Division        72.3%  38.4%  28.5%  23.7%  19.4%
 Mr. 2nd's Bargain Outlet Stores        15.3    7.2    5.8    5.5    5.4
                                       ------ ------ ------ ------ ------
     Total Ongoing Operations           87.6   45.6   34.3   29.2   24.8
Closed Stores
 Grossman's Stores                      12.4   54.4   65.7   70.8   75.2
                                       ------ ------ ------ ------ ------
Total Grossman's Inc.                  100.0% 100.0% 100.0% 100.0% 100.0%
                                       ====== ====== ====== ====== ======

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

Suppliers

The Company purchases its merchandise from several thousand manufacturers and suppliers. The Company's largest supplier accounted for approximately 10.5% of total purchases in 1996. Alternative sources of supply are generally available for most major product categories, except for certain brand name products. Contractual arrangements with suppliers are generally limited to individual purchase orders.

The Company stocks inventory at levels designed to meet both the recurring and seasonal needs of its customers. Inventory levels are highest during the increased sales activity periods of the second and third quarters. The Contractors' Warehouse division has an automated, integrated replenishment system used to maintain in-stock position on all inventory items and allow for inventory management.

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

Employees

At December 31, 1996, the Company employed approximately 1,400 people, including 400 part-time employees.

Trade Names

The Company has no material patents, trademarks, licenses, franchises, or concessions.

Executive Officers of the Company
                                                                YEARS
                                                                  OF
       NAME         AGE             POSITION                   SERVICE (1)
       ----         ---             --------                   -------

Seymour Kroll       69     President and Chief Executive           - (2)
                             Officer
Thomas A. Ford      40     Executive Vice President and           23
                             Chief Operating Officer
Richard E. Kent     68     Vice President, Secretary and          25
                             General Counsel
Arthur S. Ryan      52     Vice President and Treasurer           10
Steven L. Shapiro   39     Vice President - Controller            11


(1) Years of service represent total years with the Company and its predecessors.

(2) Mr. Kroll was elected President and Chief Executive Officer and began employment on February 28, 1997. Robert K. Swanson served as President and Chief Executive Officer from October 4, 1996, when Sydney L. Katz retired from such position, until he resigned such position on February 7, 1997. On February 7, 1997, David J. Ferrari of Argus Management Corporation, a business and management consulting firm which provides interim management, was elected President and Chief Executive Officer, and served in that position until February 28, 1997. Mr. Swanson continues as Chairman of the Board and has served in that position since November 29, 1994.

SEYMOUR KROLL                 President and Chief Executive
                              Officer

Mr. Kroll has been President and Chief Executive Officer since February 28, 1997. Prior to such date, he was President of Sugarcreek Window & Door Company since May 1995. From 1992 to 1994, he was President and Chief Executive Officer of Acorn Window Systems, Inc. From 1983 to 1992, he was President of SNE, a subsidiary of Sentry Insurance.

THOMAS A. FORD                 Executive Vice President and Chief
                               Operating Officer

Mr. Ford has been Executive Vice President and Chief Operating Officer since February 7, 1997. Prior to that time he was President of the Company's Mr. 2nd's Bargain Outlet Division, a position held since December 8, 1996. From 1994 through such date he was Divisional Vice President and General Manager of the Mr. 2nd's Bargain Outlet Division. From 1992 to 1994, he was Vice President of Operations in the Company's Eastern Division. Mr. Ford has been employed by the Company in a variety of operational positions since 1973.

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


STEVEN L. SHAPIRO             Vice President - Controller

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

The Company's 43 stores operate under the names Contractors' Warehouse and Mr. 2nd's Bargain Outlet, and are located in cities and towns in seven states, as follows:

OPERATING PROPERTIES
--------------------
                             CONTRACTORS' WAREHOUSE
                             ----------------------

CALIFORNIA                 INDIANA                  OHIO
----------                 -------                  ----
Carson                     Fort Wayne               Cincinnati
Colton                     Indianapolis             Columbus
La Habra                                            Dayton
Long Beach
Montebello                 KENTUCKY
North Hollywood            --------
Pomona                     Lexington
Sacramento
Ventura

                            MR. 2ND'S BARGAIN OUTLET
                            ------------------------

MASSACHUSETTS              NEW YORK                 RHODE ISLAND
-------------              --------                 ------------
Auburn                     Brighton                 Central Falls
Braintree                  Buffalo                  Warwick
Brighton                   Cheektowaga              Woonsocket
Fitchburg                  Cortland
Framingham                 Dewitt
Malden                     Herkimer
Marshfield                 Kingston
Peabody                    North Syracuse
Walpole                    Renssalaer
Waltham                    Rochester
Worcester                  Schenectady
                           Tonawanda
                           Webster
                           West Seneca

Within the 43 operating properties, 13 are owned and 30 are leased, of which 3 have leases that expire without renewal or purchase options within the next ten years. Historically, leases without renewal options have been actively negotiated and renewed by the Company prior to expiration. Two leases have options for the Company to purchase the stores from the lessors at various times at an aggregate purchase price estimated to be below aggregate current market value. The Company also leases a distribution center for Mr. 2nd's Bargain Outlet stores. The Company's properties are considered well maintained and in good condition.

The net book value of the Company's owned real properties as of December 31, 1996 is approximately $26.2 million, including $11.0 million for operating properties and $15.2 million for non-operating properties. Mortgage debt of approximately $6.6 million was outstanding on December 31, 1996, secured by all owned real properties.

NON-OPERATING PROPERTIES
------------------------

The Company has 14 owned properties available for sale, primarily former store locations. The Company is actively marketing these properties, listed below. In addition, the Company has 6 leased facilities, which were former operating stores.

CONNECTICUT                NEW YORK                 MASSACHUSETTS
-----------                --------                 -------------
Torrington                 Camillus                 Auburn
West Haven*                Canandaigua              Gardner
                           Depew                    Pittsfield*
NEW HAMPSHIRE              Hamburg
-------------              Lakewood                 RHODE ISLAND
Concord                    Latham*                  ------------
Laconia                    Wappingers Falls*        Johnston
Salem                      Watertown*

MAINE                      NEW JERSEY
-----                      ----------
Houlton*                   Lawrenceville
Scarborough

*Leased facilities

Changes in the number of stores since 1991, including relocations, are as follows:

                                        Mr. 2nd's
                         Contractors'    Bargain
   Store Count            Warehouse      Outlet     Grossman's   Total
   -----------           ------------   ---------   ----------   -----

December 31, 1991             7            18          114        139
   Stores opened              1             -            -          1
   Stores closed              -             -            2          2

December 31, 1992             8            18          112        138
   Stores opened              3             3            1          7
   Stores closed              -             3           23         26

December 31, 1993            11            18           90        119
   Stores opened              1             1            -          2
   Stores closed              -             -           16         16

December 31, 1994            12            19           74        105
   Stores opened              3             2            -          5
   Stores closed              -             -           14         14

December 31, 1995            15            21           60         96
   Stores opened              1             5            -          6
   Stores closed              1             -           60         61

December 31, 1996            15            26            -         41
   Stores opened              -             2            -          2
   Stores closed              -             -            -          -
                           -----         -----        -----      -----
March 31, 1997               15            28            -         43
                           =====         =====        =====      =====

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to litigation incidental to the conduct of its business, most of which is covered by insurance and none of which is expected to have a material adverse effect on the Company. Since the Company's announcement of its plan to file for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code, a number of vendors have filed actions to recover overdue accounts and have requested attachments. If the Company were not to file under Chapter 11, and such litigation is not stayed and attachments removed, the litigation would curtail liquidity and thereby would materially adversely affect the business of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY
        AND RELATED SECURITY HOLDER MATTERS

Grossman's Inc. Common Stock trades on The Nasdaq Stock Market under the symbol GROS. The number of holders of record of the Company's Common Stock on December 31, 1996 was 1,659. This number does not include beneficial owners holding Common Stock in bank or broker name, which the Company believes represents approximately 6,500 owners.

                                    1996                  1995
                               -----------------     ----------------
                                 High      Low         High     Low
                                 ----      ---         ----     ---

First Quarter                  $1 15/16 $  13/16     $2 7/8   $2
Second Quarter                  1  7/8   1  3/8       2 5/8    1 15/16
Third Quarter                   2        1  5/16      2 7/16   1 11/16
Fourth Quarter                  1 13/16     9/16      1 7/8      15/16


No cash dividends have been paid on the Company's Common Stock since its initial issuance on November 19, 1986.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial and statistical data for the five years ended December 31, 1996 are derived from the audited consolidated financial statements of the Company and other available operating information. The data should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar amounts in thousands, except         1996      1995        1994
per share and per square foot data)
--------------------------------------------------------------------------
OPERATING INFORMATION
Sales                                     $385,756   $669,899   $759,156
Gross profit                                92,082    159,679    187,061
Store closing expense                       62,536      4,500      6,500
Other operating expenses                   110,039    168,940    178,498
Total operating expenses                   172,575    173,440    184,998
Operating income (loss)                    (80,493)   (13,761)     2,063
Interest expense                             5,332      8,211      7,376
Other income (expenses)                     (4,883)    (4,095)    (3,322)
Income (loss) before income taxes          (81,208)      (198)    (2,117)
Income taxes (credits)                          -          -        (212)
Extraordinary items, net                        -          -          -
Net income (loss)                          (81,208)      (198)    (1,905)
Net income (loss) per share                  (3.03)     (0.01)     (0.07)
Weighted average number of shares (000's)   26,832     25,946     25,752
SELECTED OPERATING INFORMATION
  AS A PERCENTAGE OF SALES
Gross profit                                  23.9%      23.8%      24.6%
Operating expenses                            44.7       25.9       24.4
Operating income (loss)                      (20.9)      (2.1)       0.3
Interest expense                               1.4        1.2        1.0
Income (loss) before income taxes            (21.1)        -        (0.3)
Net income (loss)                            (21.1)        -        (0.3)
BALANCE SHEET INFORMATION
Inventories                               $ 56,662   $102,009   $116,602
Current assets                              85,188    146,002    146,799
Property, plant and equipment, net          25,549     94,256    114,897
Total assets                               123,441    243,529    266,620
Current liabilities                        102,878    113,156    104,649
Working capital                            (17,690)    32,846     42,150
Long-term obligations                          634     38,512     59,927
Total stockholders' investment              12,688     73,795     80,645
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding
  capital lease additions                 $  2,103   $  9,452   $  4,801
Long-term debt to equity ratio               0.5:1      0.8:1      0.9:1
Inventory turnover (1)                         4.4        4.2        4.4
STORES AND EMPLOYEES
Number of stores - year end                     41         96        105
Average sales per store (2)               $  7,418   $  6,504   $  6,718
Square footage (000's)                       2,357      3,983      3,996
Average sales per square foot (3)         $ 146.65   $ 164.84   $ 183.20
Number of employees
  Full time                                  1,000      2,200      2,300
  Part time                                    400      1,200      1,800
                                             -----      -----      -----
                                             1,400      3,400      4,100

(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period.
(3) Calculated based upon the square footage at the end of each quarterly period.

(Dollar amounts in thousands, except        1993       1992
per share and per square foot data)     (53 Weeks)
--------------------------------------------------------------
OPERATING INFORMATION
Sales                                     $841,974   $833,370
Gross profit                               212,855    223,390
Store closing expense                       34,263         -
Other operating expenses                   207,957    208,902
Total operating expenses                   242,220    208,902
Operating income (loss)                    (29,335)    14,488
Interest expense                             8,422      8,275
Other income (expenses)                        578      3,839
Income (loss) before income taxes          (38,120)    10,052
Income taxes (credits)                      30,228      3,820
Extraordinary items, net                        -          -
Net income (loss)                          (68,348)     6,232
Net income (loss) per share                  (2.66)      0.24
Weighted average number of shares (000's)   25,661     26,193
SELECTED OPERATING INFORMATION
  AS A PERCENTAGE OF SALES
Gross profit                                  25.3%      26.8%
Operating expenses                            28.8       25.1
Operating income (loss)                       (3.5)       1.7
Interest expense                               1.0        1.0
Income (loss) before income taxes             (4.5)       1.2
Net income (loss)                             (8.1)       0.7
BALANCE SHEET INFORMATION
Inventories                               $121,820   $123,230
Current assets                             153,223    175,417
Property, plant and equipment, net         130,164    134,693
Total assets                               287,448    339,002
Current liabilities                        119,768    112,980
Working capital                             33,455     62,437
Long-term obligations                       64,505     52,985
Total stockholders' investment              72,368    161,023
OTHER FINANCIAL INFORMATION
Capital expenditures, excluding
  capital lease additions                 $ 15,050   $ 26,602
Long-term debt to equity ratio               1.1:1      0.4:1
Inventory turnover (1)                         4.3        4.6
 STORES AND EMPLOYEES
Number of stores - year end                    119        138
Average sales per store (2)               $  6,200   $  5.995
Square footage (000's)                       4,216      4,628
Average sales per square foot (3)         $ 174.40   $ 180.57
Number of employees
  Full time                                  2,700      3,100
  Part time                                  1,600      1,900
                                             -----      -----
                                             4,300      5,000

(1) Calculated based upon inventory at the end of each quarterly period.
(2) Calculated based upon the number of stores in operation at the end of each quarterly period.
(3) Calculated based upon the square footage at the end of each quarterly period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Overview and Impending Chapter 11 Filing

At December 31, 1996, the Company's balance sheet reflects the initial stages of a liquidity shortage which grew in early 1997 and ultimately led to a decision to file for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, planned in April 1997.

Forecasted cash flows at December 31, 1996 reflected limited availability under the revolving credit agreement and operating deficits in excess of what would normally result from seasonality. Additionally, credit extended by vendors was being utilized by the Company in excess of normal levels. During the early part of January 1997, management's continued efforts to secure additional financing were unsuccessful, and liquidity continued to deteriorate. As conditions worsened, a delay in vendor payments was required in order to meet the Company's cash flow needs. By mid-January, many of the Company's suppliers began to refuse to ship orders. Concurrent with seeking additional financing, management reevaluated all of its 1997 operating plans, including all potential measures to accelerate cash flows. Despite these efforts, no available solution was found which solved either the immediate cash need or the projected required cash flow to provide acceptable inventory levels to operate its stores.

On January 22, 1997, the Company announced its significant liquidity shortage and that it was exploring all available options, including protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. Discussions were ongoing with both the Company's secured lender, Congress Financial Corporation ("Congress"), and other potential sources of financing. Ultimately, an arrangement was reached with JELD-WEN, inc. ("JELD-WEN"), a major supplier to the Company and an affiliate of its largest shareholder.

On February 7, 1997, the Company and JELD-WEN signed a letter of intent which stipulated terms under which a financing arrangement would be provided involving JELD-WEN. In early March 1997, the Company received $13.1 million of proceeds in an arrangement between the Company, JELD-WEN and its affiliates, and Congress. The proceeds received were used for essential expenses and the restocking of inventories. Included in the proceeds was a $10 million increase in the Company's line of credit provided by Congress, which was supported by a $10 million letter of credit provided by an affiliate of JELD-WEN in favor of Congress and by an additional $5 million of real estate pledged by a Grossman's affiliate, GRS Realty Company, Inc. ("GRS").

The Company plans to file for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code during April 1997. The Company expects that JELD-WEN or another strategic partner will have a major interest in the Company's voting stock following the confirmation of the Company's Chapter 11 reorganization plan. The Company's future financing, capitalization, expansion plans, liquidity and its ability to meet future obligations will depend on the approval of plans by the Bankruptcy Court and cannot be reasonably predicted at this time.

1996 Restructuring and Refinancing

Liquidity problems also existed in early 1996, resulting in a restructuring and refinancing plan announced on March 28, 1996. Under this plan, the remaining 60 Grossman's stores were closed and several actions were taken in an effort to improve liquidity. A $40.2 million restructuring charge was recorded in March 1996 and additional reserves related to these closings totalling $17.8 million were recorded in December 1996, as part of a total $22.3 million charge. The December provision included a $14.8 million writedown of surplus property values, taking into consideration more recent estimates of realizable market values, particularly in view of an accelerated disposition schedule. The December provision also included a net charge of $3.0 million, representing revised estimates of amounts provided for in March 1996.

In addition to the real property writedown, the combined provisions included $12.8 million for inventory liquidation costs, $7.3 million for severance and payroll related expenses, $12.3 million for personal property and leasehold improvement writedowns and uncollectible accounts receivable, and $10.8 million for capital lease settlements, professional service and other fees and shutdown expenses through the estimated disposition periods of the properties. Of the combined $58.0 million, $33.3 million was non-cash, $21.1 million was paid in cash in 1996 and $3.6 million will be paid over an estimated two year period during which properties are sold and leases are terminated.

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

Four transactions were undertaken to improve liquidity. The $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13 million in March 1996. The Company's 14% Debentures were refinanced with cash and notes issued in April 1996. A $33.0 million mortgage loan, secured by owned properties, was funded in April 1996. A new $50 million revolving credit agreement, with increased borrowing availability, was obtained in May 1996 from Congress.

The $16.2 million in principal and accrued interest on the Company's 14% Debentures, which were due in January 1996, were refinanced in April 1996 in a combination of cash and notes payable. Cash payments totalled approximately $12 million. Convertible notes payable of $3 million due in three years, with interest payable semi-annually at 10%, were issued. These notes are convertible at the holder's option into shares of the Company's Common Stock at $1.30 per share. On each April 9, July 9, and July 26, 1996, a $500 thousand note was converted into 384,615 shares of Common Stock. An additional $2.7 million of non-convertible notes payable were also issued. Interest on the non-convertible notes payable accrues at 15% per annum and may be converted as payment-in-kind, in lieu of a semi-annual payment, to additional notes payable. As of December 31, 1996, $271 thousand of interest had been converted. These notes may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described below.

GRS issued a series of mortgage notes payable to Gordon Brothers Partners, Inc. The mortgage notes are secured by both closed and operating owned properties conveyed to GRS and are required to be repaid with proceeds from the sale of closed stores. Proceeds from the mortgage notes payable received in the second quarter of 1996 totalled $33.0 million, $2.9 million of which was non-interest bearing and was repaid from the first sale of properties. An additional $4.0 million is non-interest bearing and convertible into Common Stock at $0.75 per share, subsequent to repayment of the mortgage notes. The remaining $26.1 million bears interest at 15% per annum, payable monthly. As of December 31, 1996, the $4.0 million convertible note remained unpaid, along with $2.6 million of the interest bearing note. The remaining mortgage notes of $6.6 million were secured by real estate with a net book value of $26.2 million at December 31, 1996, of which $15.2 million is held for sale. The interest bearing mortgage notes contained a two year pay down schedule which has been greatly exceeded. Fees due under the various notes, totalling $2.9 million, were paid in April 1996 upon the loan closing, of which $1.9 million was ultimately reimbursed to the Company due to the accelerated pay down achieved.

The significant pay down on the mortgage notes was achieved due to success in selling surplus properties. Surplus properties for sale included 40 stores closed in March 1996 along with 15 existing surplus properties. In the fourth quarter of 1996, a decision was made to lower asking prices in an effort to accelerate the time frame in which the loans would be fully paid and, consequently, remaining proceeds would belong to the Company. As of December 31, 1996, 34 properties had been sold with net proceeds of $27.5 million. Seven properties have subsequently been sold, with net proceeds of $4.1 million. The 14 remaining properties are all expected to sell within 1997.

In May 1996, the Company entered into a three year line of credit with Congress for borrowings up to $50 million, including letters of credit of up to $15 million, under a formula based upon a percentage of qualified inventory and accounts receivable. The Congress agreement replaced the revolving term note agreement previously in effect. Borrowings pursuant to the Congress agreement are secured by inventory, receivables and other assets. The agreement, which bears interest at 1% over Prime Rate, contains no financial ratio covenants or dollar limitations on spending for new store properties. At December 31, 1996, cash borrowings under the new loan and security agreement totalled $30.0 million, outstanding standby letters of credit totalled $5.4 million, and availability under the loan totalled $1.8 million.

March 1997 Financing Activity

Following the Company's January 1997 announcement of a significant liquidity shortage, inventory shipments were withheld by vendors and large out-of-stock positions resulted. As a result, the effective percentage of qualified inventory by which Congress calculated borrowings available to the Company was reduced. As part of the agreement reached in March 1997 which resulted in Congress providing a supplemental facility of $10 million, an amendment to the credit line was reached under which the calculated percentage was temporarily frozen, the letter of credit and additional collateral discussed above was provided. Additionally, the interest rate on the supplemental facility was fixed at 1% over Prime

Rate, while the interest rate on the base credit line was increased to 1 1/2% over Prime Rate. Congress had notified the Company that the Company was in default of its credit line due to adverse business conditions and agreed to forbear all know defaults for 90 days from March 5, 1997 as part of the credit agreement amendment.

Also as part of the March 1997 financing arrangement, the $4.0 million convertible note was purchased by GDI Company, Inc. ("GDI"), a subsidiary of JELD-WEN, and segregated cash collateral totalling $1.1 million from the sale of real estate was released to the Company. In addition to this $1.1 million and the $10 million provided by Congress, a $2 million secured loan was granted by GDI to GRS for general use by the Company.

Other Financial Condition Items

Receivables, inventories, accounts payable and accrued liabilities at December 31, 1996, compared to December 31, 1995, reflect the closing of the Grossman's stores. Inventory supply problems, which were experienced during the first quarter of 1996, normalized during the second quarter, as vendors were paid for amounts due. The final $2.0 million of payments due former suppliers of Grossman's stores were paid in July 1996.

In December 1996, the Company terminated its investment in Construcentro, which had been a 50% owned unconsolidated joint venture since 1993. Accordingly, its investment of $415 thousand was written off along with $1,442 thousand of cumulative foreign currency translation adjustments, which had represented the 1995 devaluation of the Mexican peso in relation to the U.S. dollar not yet reflected as a charge to income. During 1996, additional cash of $534 thousand was invested in the joint venture and a loss of $368 thousand was reflected in the Company's financial statements.

On December 31, 1996, the actuarial assumption for the discount rate used to value pension benefit obligations was changed from 7.25% to 7.75%, on par with yields for appropriate high-quality debt instruments. This change, combined with Company contributions and plan performance, resulted in the fair value of plan assets exceeding the actuarially computed plan benefits. Accordingly, the minimum pension liability of $17,066 thousand, the intangible asset of $590 thousand and the offsetting adjustment to stockholders' equity of $16,476 thousand were all reversed. The minimum liability, intangible asset and adjustment to stockholders' investment will be measured annually and will change based upon interest rate assumptions, changes in the benefit obligation and changes in the value of plan assets.

RESULTS OF OPERATIONS

1996 Compared with 1995

Results of operations include both the results of ongoing operations and of the Grossman's Division, whose operations terminated on March 28, 1996, as previously described. Pro forma results of operations, which exclude the Grossman's Division, are presented in the Notes To Financial Statements.

Sales and results of operations during 1996 were affected by first quarter inventory supply problems and out-of-stock-situations, which resulted in the eventual March 1996 closing of all stores operating under the name "Grossman's". During the second quarter, vendor relationships were reestablished, vendors were paid for past obligations and inventory positions returned to desired levels. During this period and throughout the remainder of the year, efforts focused on reestablishing customer relationships, which had been strained during the period of inventory shortages. Sales rebounded as the out-of-stock situations were rectified, but within Contractors' Warehouse stores this rebound was slower than expected, and sales never returned to prior levels. Operational enhancements made to stimulate sales, particularly in Southern California, did not result in the desired impact and contributed to poor operating results, particularly in the fourth quarter.

Of the Company's two ongoing operating divisions, the Contractors' Warehouse Division was more significantly impacted by low inventory levels earlier in 1996. Contractors' Warehouse sales are often dependent on the ability to supply customers with a complete array of merchandise necessary to complete projects. The inability to provide this expected level of service resulted in a decline in customer traffic. Recovery from this decline in customer traffic in 1996 was slow and customer traffic did not return to prior levels.

Mr. 2nd's Bargain Outlet stores advertise on a "quantities limited" basis and customers do not necessarily expect to find all items in stock. The inability to stock sufficient quantities earlier in 1996 affected sales, but recovery in this division was quicker once the low inventory levels were rectified.

The following table shows three year comparative sales results by store type (dollars in millions):

                                             1996      1995      1994
                                            ------    ------    ------
SALES
Ongoing Operations
  Contractors' Warehouse Division           $278.9    $257.6    $216.8
  Mr. 2nd's Bargain Outlet Stores             58.9      48.0      43.5
                                            ------    ------    ------
   Total Ongoing                             337.8     305.6     260.3
Closed Stores
  Grossman's Stores                           48.0     364.3     498.9
                                            ------    ------    ------
     Total Grossman's Inc.                  $385.8    $669.9    $759.2
                                            ======    ======    ======

% OF TOTAL SALES
Ongoing Operations
  Contractors' Warehouse Division             72.3%     38.4%     28.5%
  Mr. 2nd's Bargain Outlet Stores             15.3       7.2       5.8
                                            -------   -------   -------
   Total Ongoing                              87.6      45.6      34.3
Closed Stores
  Grossman's Stores                           12.4      54.4      65.7
                                            -------   -------   -------
     Total Grossman's Inc.                   100.0%    100.0%    100.0%
                                            =======   =======   =======

                                             1996      1995      1994
                                            ------    ------    ------

SALES % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
Ongoing Operations
  Contractors' Warehouse Division              8.3 %    18.8 %     8.7 %
  Mr. 2nd's Bargain Outlet Stores             22.7      10.3      (5.9)
                                            --------  --------  --------
   Total Ongoing                              10.5      17.4       6.0
Closed Stores
  Grossman's Stores                          (86.8)    (27.0)    (16.8)
                                            --------  --------  --------
     Total Grossman's Inc.                   (42.4)%   (11.8)%    (9.8)%
                                            ========  ========  ========


COMPARABLE STORE SALES % INCREASE
  (DECREASE) VERSUS PRIOR YEAR
Ongoing Operations
  Contractors' Warehouse Division             (4.9)%     4.3 %    (4.3)%
  Mr. 2nd's Bargain Outlet Stores             (1.1)      2.4       2.2
                                            --------  --------  --------
   Total Ongoing                              (4.3)      4.0      (3.2)
Closed Stores
  Grossman's Stores                             NA      (9.3)      2.2
                                            --------  --------  --------
     Total Grossman's Inc.                    (4.3)%    (3.7)%     0.4 %
                                            ========  ========  ========

NUMBER OF STORES AT YEAR END
Grossman's Stores                                -        60         74
Mr. 2nd's Bargain Outlet Stores                 26        21         19
Contractors' Warehouse Division                 15        15         12
                                            --------  --------  ---------
Total Number of Stores                          41        96        105
                                            ========  ========  =========


The affect of the out-of-stock situations can be seen when comparing the comparable store sales percentage results in the operating divisions in each quarter during the last two years:


                                               Quarter Ended
                                   Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                                   --------  --------  ---------  --------
Contractors' Warehouse Division
     1996                            (3.7)%    (8.4)%    (3.5)%     (3.5)%
     1995                            (6.7)%     3.6 %     9.3 %      6.7 %

Mr. 2nd's Bargain Outlet Stores
     1996                           (12.7)%    (2.1)%     7.3 %      4.6 %
     1995                            12.9 %     2.7 %     0.3 %     (5.0)%

Sales results were also affected by store openings and closings. The 1996 results include the results of three Contractors' Warehouse stores opened in 1995, two opened subsequent to the second quarter, and one store opened in mid-May 1996. The 1996 results also include the sales from two Mr. 2nd's Bargain Outlets opened in 1995, one which opened late in the first quarter and one in the second quarter, the results of three stores opened in March 1996 and three additional stores opened in May 1996. The 1996 results exclude the results of 18 Grossman's stores which closed in late 1995. Additionally, Contractors' Warehouse sales results in 1995 reflect heavy rainfall in California in the months of January and March, which were partially offset by second quarter increases.

Gross profit declined by $67.6 million, reflecting the closing of the Grossman's stores, the store openings described above, and an increase in gross margin from 23.8% in 1995 to 23.9% in 1996. A first quarter, gross margin decline from 24.4% in 1995 to 23.5% in 1996 was followed by two quarters of increases. In the second quarter, gross margin increased from 23.1% to 24.2%, followed by a third quarter increase from 24.3% to 25.9%. In the fourth quarter, gross margin declined from 23.7% in 1995 to 21.9% in 1996. Gross margin in the second, third, and fourth quarters of 1996 all incurred declines due to the closing of the Grossman's stores, which achieved higher margins due to the retail mix of business in these stores. Increasing overall margins during these periods was the effect of margins earned on commodity lumber. Commodity lumber margins, which were extremely low in 1995 due to falling prices, rebounded in 1996 when prices were relatively stable.

Contractors' Warehouse stores experienced a gross margin decline from 22.9% in 1995 to 22.2% in 1996, principally related to its Midwest stores, where the impact of first quarter out-of-stock situations was most severe, in part due to the larger size of these stores.

Gross margin in Mr. 2nd's Bargain Outlet stores, which is impacted both by successfully obtaining "deal" merchandise and by appropriately pricing such merchandise, increased from 31.6% in 1995 to 32.2% in 1996. The closed Grossman's Division achieved a gross margin of 23.4% during 1995 and 24.5% during the three months it was in operation during 1996.

Selling and administrative expenses declined by $52.7 million from 1995 to 1996 and increased as a percent of sales from 23.4% in 1995 to 27.0% in 1996, both resulting primarily from the effect of downsizing. Selling and administrative expenses, the largest component of which is payroll, are expected to remain at higher than historic percentages of sales, due to the Company's structure following the downsizing. During 1996, service levels at Contractors' Warehouse stores in Southern California were increased to support sales to large contractor customers. Subsequent to year end 1996, these services have been consolidated into fewer locations, which is expected to reduce costs without materially impacting sales levels. Management continues to reevaluate and adjust administrative service levels and functions, which is expected to yield additional future savings.

Included within selling and administrative expense is pension expense, which decreased from $2.5 million in 1995 to $1.4 million in 1996. The reduction resulted from both the downsizing and a revaluation of the pension plan as of May 1996, relative to the downsizing. In the revaluation, the discount rate assumption was changed from 7.25% to 8.25%.

An additional revaluation was performed at December 31, 1996 and the discount rate was adjusted to 7.75%, which affects future expense. Pension expense in 1997 will decline significantly from the 1996 amount. The change in estimate during 1996 resulted in an improvement to full year net income by $520 thousand, or 2 cents per share.

Depreciation and amortization declined from $11.2 million in 1995 to $4.9 million in 1996, reflecting the store closings, partially offset by depreciation for new stores. Depreciation for ongoing operations was approximately $1.0 million in each quarter in 1996, as limited capital spending has occurred.

As a result of the restructuring and refinancing plan related to the closing of Grossman's Division, a $40.2 million restructuring charge was recorded in the first quarter of 1996 related to severance costs, lease payments, inventory liquidation costs, other expenses and the net unrecoverable amount of property plant and equipment. In December 1996, a $22.3 million store closing provision was recorded, including an additional $17.8 million related to these closings. The $17.8 million included a $14.8 million writedown of surplus property values, taking into consideration more recent estimates of realizable market values, particularly in view of an accelerated disposition schedule and a net charge of $3.0 million, representing net revised estimates of amounts provided for in March 1996. The remaining store closing expense in December included $2.6 million related to the closing of a store in Reno, Nevada and $1.9 million related to the termination of the Company's Mexican joint venture.

Store preopening expense increased from $724 thousand in 1995 to $842 thousand in 1996, reflecting the store opening activity described above.

Interest expense declined from $8.2 million in 1995 to $5.3 million in 1996, reflecting lower revolving credit borrowings, lower levels of capital lease obligations as a result of closing stores in both 1995 and 1996, and savings related to long-term debt paid as part of the refinancing. Interest expense is expected to decline further in 1997, as a result of paydowns of the mortgage debt throughout 1996 and 1997.

Included in the 1995 results is a third quarter $18.1 million pre-tax gain on the sale of the Company's former headquarters site, net of a discount on the note received from Kmart Corporation, certain site shutdown costs which were incremental to the normal operations of the facility and closing costs associated with the transaction.

Other income increased by $788 thousand due primarily to an increase in tool rental income in both new and existing Contractors' Warehouse stores. The Company's share of the net loss of its Mexican joint venture declined from $666 thousand in 1995 to $368 thousand in 1996. The Company terminated this joint venture arrangement in December 1996.

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

The gross profit decline of $27.4 million was the result of both the sales decrease and a decline in the gross margin rate from 24.6% in 1994 to 23.8% in 1995, reflecting lower commodity lumber margins. Margin declines also occurred as a result of increased sales to professional customers.

Operating expenses, excluding non-recurring store closing expense, decreased by $9.6 million in 1995 compared to 1994, principally the result of continued expense control and downsizing in selling and administrative expense areas, which account for $7.5 million of the decrease; reduction in depreciation and amortization of $1.4 million, due to the closing of Eastern Division stores in both years and the sale of the Eastern Division Distribution Center in 1995; and a reduction in store preopening expense of $654 thousand. Included in selling and administrative expenses is pension expense, which decreased from $4.5 million in 1994 to $2.5 million in 1995 as the result of changes in assumptions used to actuarially determine the pension liability and expense. The reduction in selling and administrative expenses was tempered by additional costs, principally payroll, incurred during the first quarter related to Eastern Division store modifications directed toward the professional. Operating expenses related to the Company's 80% owned installed sales subsidiary totalled $3.5 million in 1995, compared to $5.3 million in 1994. The Company has not supported this subsidiary since December 31, 1995.

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

The 1995 full year results include a $666 thousand net loss related to the Company's 50% owned Mexican joint venture, compared with a $490 thousand loss in 1994, when the venture began operations midway through the second quarter.

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

Grossman's Inc. maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable annual and interim financial statements. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations - including the possibility of the circumvention or overriding of controls - and, therefore, can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company assessed its internal control system as of December 31, 1996 in relation to criteria for effective internal control over the preparation of its annual and interim financial statements described in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that, as of December 31, 1996, its system of internal control met those criteria.

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


/s/ Seymour Kroll                       /s/ Steven L. Shapiro
-----------------------                 ---------------------
President and Chief                     Vice President - Controller
Executive Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
Grossman's Inc.

We have audited the accompanying consolidated balance sheets of Grossman's Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1996. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grossman's Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has incurred significant operating losses during 1995 and 1996. In addition, the Company is currently in default under its revolving credit and other debt agreements, and the Company has also announced plans to file for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code in the near future. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           ERNST & YOUNG LLP


Boston, Massachusetts
March 21, 1997

                        GROSSMAN'S INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                      December 31,
                                               -------------------------
                                                   1996         1995
                                               -----------   -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $  1,058     $  2,536
Receivables, less allowance of
 $2,810 in 1996 and $3,339 in 1995
 for doubtful accounts                              10,710       23,940
Inventories                                         56,662      102,009
Property held for sale                              15,199           -
Note receivable, net                                    -        13,000
Other current assets                                 1,559        4,517
                                                  ---------    ---------
   Total current assets                             85,188      146,002

PROPERTY, PLANT AND EQUIPMENT
 Land                                                5,507       20,229
 Buildings and leasehold improvements               20,932       78,783
 Machinery and equipment                            15,132       47,902
 Construction in progress                               92        2,005
                                                  ---------    ---------
                                                    41,663      148,919
 Accumulated depreciation and
  amortization                                     (16,114)     (54,663)
                                                  ---------    ---------
                                                    25,549       94,256
INVESTMENT IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATE                               -           108
PREPAID PENSION ASSET                                9,536           -
OTHER ASSETS                                         3,168        3,163
                                                  ---------    ---------
TOTAL ASSETS                                      $123,441     $243,529
                                                  =========    =========




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                     December 31,
                                             ---------------------------
                                                 1996           1995
                                             ------------   ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable and accrued liabilities         $ 60,229      $ 91,308
Accrued interest                                      397         1,403
Revolving term note payable                        30,024           -
Current portion of long-term debt and
 capital lease obligations                         12,228        20,445
                                                 ---------     ---------
   Total current liabilities                      102,878       113,156

REVOLVING TERM NOTE PAYABLE                            -         32,844
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS          634         5,668
PENSION LIABILITY                                      -          8,270
OTHER LIABILITIES                                   7,241         9,796
                                                 ---------     ---------
   Total liabilities                              110,753       169,734

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
Common stock, $.01 par value:
 Shares authorized - 50,000
 Shares issued - 27,676 in 1996 and
  26,137 in 1995                                      277           261
Retained earnings (deficit)                      (145,414)      (64,206)
Additional paid-in-capital                        157,825       155,768
Cumulative foreign currency translation
 adjustment                                            -         (1,442)
Minimum pension liability                              -        (16,476)
Less 45 shares in 1995 in treasury,
 at cost                                               -           (110)
                                                 ---------     ---------
   Total stockholders' investment                  12,688        73,795
                                                 ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $123,441      $243,529
                                                 =========     =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                            Year Ended December 31,
                                      ---------------------------------
                                         1996         1995         1994
                                         ----         ----         ----

SALES                                  $385,756     $669,899     $759,156
COST OF SALES                           293,674      510,220      572,095
                                       ---------    ---------    ---------
  Gross Profit                           92,082      159,679      187,061

OPERATING EXPENSES
  Selling and administrative            104,254      156,995      164,495
  Depreciation and amortization           4,943       11,221       12,625
  Store closing expense                  62,536        4,500        6,500
  Preopening expense                        842          724        1,378
                                       ---------    ---------    ---------
                                        172,575      173,440      184,998
                                       ---------    ---------    ---------
OPERATING INCOME (LOSS)                 (80,493)     (13,761)       2,063

OTHER EXPENSES (INCOME)
  Interest expense                        5,332        8,211        7,376
  Net gain on disposals of property        (102)     (18,345)        (364)
  Other                                  (4,883)      (4,095)      (3,322)
                                       ---------    ---------    ---------
                                            347      (14,229)       3,690
EQUITY IN NET LOSS OF UNCONSOLIDATED
 AFFILIATE                                  368          666          490
                                       ---------    ---------    ---------
(LOSS) BEFORE INCOME TAXES              (81,208)        (198)      (2,117)
PROVISION (CREDIT) FOR INCOME TAXES          -            -          (212)
                                       ---------    ---------    ---------
NET (LOSS)                             $(81,208)    $   (198)    $ (1,905)
                                       =========    =========    =========
NET (LOSS) PER COMMON SHARE
(Primary and Fully Diluted)            $  (3.03)    $  (0.01)    $  (0.07)
                                       =========    =========    =========

WEIGHTED AVERAGE SHARES AND EQUIVALENT
 SHARES OUTSTANDING
 (Primary and Fully Diluted)             26,832       25,946       25,752
                                       =========    =========    =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                               Year Ended December 31,
                                             ----------------------------
                                               1996      1995      1994
                                             --------  -------- --------
OPERATING ACTIVITIES
Net (loss)                                   $(81,208) $   (198) $ (1,905)
Adjustments to reconcile net (loss)
 to net cash (used for) provided by
 operating activities:
  Depreciation and amortization                 4,943    11,221    12,625
  Net gain on disposals of property              (102)  (18,345)     (364)
  Provision for losses on accounts receivable   3,729     1,841     1,300
  Provision for store closings                 41,436     4,500     5,100
  Undistributed loss of unconsolidated
   affiliate                                      368       666       490
  Increase (decrease) in assets:
   Receivables                                  8,084    (6,332)        2
   Inventories                                 32,003    12,237     5,218
   Other assets                                12,209       (66)   (2,007)
  (Decrease) in accounts payable
     and accrued and other liabilities        (37,476)   (8,264)  (19,614)
                                             --------- --------- ---------
     Total adjustments                         65,194    (2,542)    2,750
                                             --------- --------- ---------
  NET CASH (USED FOR) PROVIDED BY OPERATING
   ACTIVITIES                                 (16,014)   (2,740)      845

INVESTING ACTIVITIES
Capital expenditures                           (2,103)   (9,452)   (4,801)
Proceeds from sales of property, net           32,134    27,711    13,589
Investment in unconsolidated affiliate           (534)     (320)   (1,900)
                                             --------- --------- ---------
 NET CASH PROVIDED BY INVESTING ACTIVITIES     29,497    17,939     6,888

FINANCING ACTIVITIES
Proceeds from mortgage financing               33,000        -        422
Payments on mortgage financing                (26,448)       -         -
                                              -------- --------- ---------
  Net proceeds from mortgage financings         6,552        -        422
Payments on long-term debt and capital
 lease obligations                            (19,157)  (18,942)  (14,164)
Net borrowings from (repayments of)
 revolving term note payables                  (2,820)    2,956     6,650
Issuance of common stock                          464       289       230
                                              -------- --------- ---------
 NET CASH (USED FOR) FINANCING ACTIVITIES     (14,961)  (15,697)   (6,862)
                                              -------- --------- ---------
Net (decrease) increase in cash and cash
 equivalents                                   (1,478)     (498)      871
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                         2,536     3,034     2,163
                                             --------- --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  1,058  $  2,536  $  3,034
                                             ========= ========= =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                      (in thousands, except per share data)


                                              Additional Retained    Minimum                  Cumulative          Total
                               Common Stock    Paid-In-  Earnings    Pension   Treasury    Foreign Currency    Stockholders'
                              $.01 Par Value   Capital   (Deficit)  Liability   Stock   Translation Adjustment  Investment
                              -------------- ---------- ----------- ---------  -------- ---------------------- ------------
Balance at January 1, 1994         $261       $155,852  $ (62,103)  $(20,528)  $(1,114)        $      -          $ 72,368

Net (loss)                                                 (1,905)                                                 (1,905)
Exercise of stock options                          (12)                            242                                230
Minimum pension liability                                              9,952                          -             9,952
                                   ----       --------- ----------  ---------  --------        ----------        ---------
Balance at December 31, 1994        261        155,840    (64,008)   (10,576)     (872)               -          $ 80,645

Net (loss)                                                   (198)                                                   (198)
Cumulative foreign currency
 translation adjustment                                                                           (1,442)          (1,442)
Issuance of restricted stock                       (17)                            418                                401
Exercise of stock options                                                            9                                  9
Minimum pension liability                                             (5,900)                                      (5,900)
Issuance of treasury stock                         (55)                            335                                280
                                   ----       --------- ----------  ---------  --------        ----------        ---------
Balance at December 31, 1995        261        155,768    (64,206)   (16,476)     (110)           (1,442)          73,795

Net (loss)                                                (81,208)                                                (81,208)
Cumulative foreign currency
 translation adjustment                                                                            1,442            1,442
Issuance of restricted stock                       (23)                            110                                 87
Exercise of stock options             1            248                                                                249
Minimum pension liability                                             16,476                                       16,476
Issuance of common stock             15          1,832                                                              1,847
                                   ----       --------- ----------  ---------  --------        ----------        ---------
Balance at December 31, 1996       $277       $157,825  $(145,414)  $     -    $    -          $      -          $ 12,688
                                   ====       ========= ==========  =========  ========        ==========        =========



                  The accompanying notes are an integral part of these consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements present the results of operations, financial position and cash flows of Grossman's Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

Fiscal Periods
--------------
The Company's year end is December 31. Activity is recorded in quarterly accounting periods of equal length ending on the last Saturday of each quarter. Differences in amounts presented and those which would have been presented using actual quarter-end dates are not material.

Cash Equivalents
----------------
All highly liquid investments, with a maturity of three months or less at date of purchase, are considered to be cash equivalents.

Accounts Receivable
-------------------
Credit is extended on open account to qualified contractors and remodelers. Finance charge income, included in other income, amounted to $150 thousand, $444 thousand and $513 thousand in 1996, 1995 and 1994, respectively.

Inventories
-----------
Merchandise inventories are valued at the lower of cost or market, as determined by the average cost or retail method.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements, which range up to 20 years. Ranges of useful lives by principal classification for property, plant and equipment are as follows:

   Buildings                                                 20 - 33 years
   Machinery and equipment                                    3 -  7 years
   Furniture and fixtures                                     3 - 10 years

----------------------------------------------------

Long-Lived Assets
-----------------
In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. The Company has evaluated all long-lived assets and determined that no impairment exists at December 31, 1996. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Assets to be disposed are actively being marketed and have been reduced to their estimated net sales values. Such properties are classified as property held for sale in the accompanying balance sheet.

Accrued Insurance Claims
------------------------
Insurance coverage is maintained for general liability and workers' compensation risks under contractual arrangements which retroactively adjust premiums for claims paid subject to specified limitations. Expenses associated with such risks are accrued as amounts required to cover incurred incidents can be estimated.

Leases
------
Capital leases, those leases which transfer substantially all benefits and risks of ownership, are accounted for as acquisitions of assets and incurrences of obligations. Capital lease amortization is included in depreciation and amortization expense, with the amortization period restricted to the lease term. Interest on the related obligation is recognized over the lease term at a constant periodic rate.

Income Taxes
------------
Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the determination cannot be made that it is more likely than not that some portion or all of the related tax asset will be realized.

Pension Plan
------------
Pension costs for the Company's noncontributory retirement plan are funded in accordance with the Employee Retirement Income Security Act. Prior service costs, the unrecognized net transition asset, and gains and losses, whether realized or unrealized, are amortized over estimated average remaining service periods.

----------------------------------------------------

Stock-Based Compensation
------------------------
In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, the Company continues to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

Preopening Expense
------------------
Expenses associated with the opening of new stores and facilities and the expansion or major remodeling of existing stores are expensed as incurred.

Store Closing Expense
---------------------
Store closing costs include lease payments, the net unrecoverable amount from sales of property, plant and equipment and all other expenses related to the closing of stores.

Earnings Per Common Share
-------------------------
Earnings per common share are computed based on the weighted average number of common and common equivalent shares outstanding, less shares in treasury.

Business Segment
----------------
The Company operates in one business segment: the retail sale and distribution of building materials, home improvement items and related products.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Classification
--------------
Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported results of operations.


NOTE 2 - REFINANCING, PROJECTED REORGANIZATION AND BASIS OF PRESENTATION
------------------------------------------------------------------------

In each of the past four years, the Company has downsized its operations and closed stores. Net losses were reported in each of these years and significant operating losses were reported in the past two years. The

NOTE 2 - REFINANCING, PROJECTED REORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
------------------------------------------------------------------------

largest group of store closings occurred in March 1996 when the Company closed its 60 store Grossman's Division. Inventory shortages were experienced in all divisions prior to and shortly after these store closings, and sales results were harmed through the remainder of 1996. During early January 1997, limited availability under the Company's revolving credit agreement, combined with operating deficits, resulted in an inability to meet current obligations.

On January 22, 1997, the Company announced that it was experiencing a severe liquidity shortage. The Company also announced that it was exploring all available options, including seeking protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.

On February 7, 1997, the Company and JELD-WEN, inc. ("JELD-WEN"), a major supplier to the Company and an affiliate of its largest shareholder, entered into a letter of intent which stipulated terms under which the Company would be provided financing involving JELD-WEN.

On March 4, 1997, the Company announced an agreement with GDI Company, Inc. ("GDI"), a subsidiary of JELD-WEN, pursuant to which the Company had received approximately $3.1 million, representing the initial funding in a plan agreed to by the parties.

The funds received by the Company included approximately $2 million pursuant to a note secured by real estate of GRS Realty, Inc. ("GRS"), a wholly-owned subsidiary of the Company. In addition, GDI purchased the $4 million convertible note payable by GRS to Combined Investors LLP, an affiliate of Gordon Brothers Partners, Inc. Following the purchase, $1.1 million of segregated cash collateral from the sale of real estate was released to the Company.

Following the loan from GDI Company, Inc., Congress Financial Corporation ("Congress") amended its credit agreement with the Company and provided the Company an additional $10 million, supported by a stand-by letter of credit provided by an affiliate of JELD-WEN, in favor of Congress, and $5 million of additional real estate collateral pledged by GRS. The total $13.1 million of proceeds received were used for essential expenses and the restocking of inventories.

The interest rate on the additional credit from Congress was fixed at 1% over Prime Rate, while the interest rate on the base credit line was increased to 1 1/2% over Prime Rate in conjunction with the amendment. Congress had notified the Company that the Company was in default of its credit line due to adverse business conditions and agreed to forbear all known defaults for 90 days from March 5, 1997 as part of the credit agreement amendment.

The Company plans to file for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code during April 1997. The Company expects that JELD-WEN or another strategic partner will have a major interest in the Company's voting stock following confirmation of the Company's Chapter 11 reorganization plan. The Company's future financing, capitalization, expansion plans, liquidity and its ability to meet future obligations will depend on the future approval of plans by the Bankruptcy Court and, therefore, cannot be reasonably predicted at this time.

NOTE 3 - 1996 STORE CLOSINGS AND UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS
------------------------------------------------------------------------

In March 1996, the Company announced a restructuring and refinancing plan under which its 60 Grossman's stores, located in eight Northeastern states, were closed and a $40.2 million restructuring charge was recorded. In December 1996, the Company closed its Reno, Nevada store and also reevaluated its existing store closing reserves, resulting in a total additional store closing provision of $22.3 million. This provision included $2.6 million related to the Reno store closing and a $1.9 million write-off of the Company's Mexican joint venture (see
Note 15). A $14.8 million writedown of surplus property values was recorded, taking into consideration more recent estimates of realizable market values, particularly in view of an accelerated disposition schedule. The remaining $3.0 million provided for related to net revised estimates of amounts provided in March 1996.

A summary of the components of the 1996 provisions, and the cash and non-cash portions of the provisions is as follows:

                          1996 Provisions                      Cash
                        --------------------            -----------------
                                                          Paid      To Be
                        March December Total  Non-cash  (Received)  Paid
                        ----- -------- -----  --------  ----------  -----
Inventory liquidation
 costs                  $12.8  $ 0.3   $13.1   $13.1       $  -      $ -
Severance and payroll
 related expenses         8.0   (0.7)    7.3      -          5.4      1.9
Personal property and
 leasehold improvement
 writedowns               9.4    1.7    11.1    11.1          -        -
Uncollectible accounts
 receivable                -     3.5     3.5     3.5          -        -
Capital lease
 settlements               -     3.7     3.7      -          3.7       -
Realized (gains) on
 real estate sales         -    (6.6)   (6.6)     -         (6.6)      -
Real property write-
 downs                     -    14.8    14.8    14.8          -        -
Professional fees         6.0   (0.5)    5.5      -          5.3      0.2
Mexican joint venture
 write-off                 -     1.9     1.9     1.9          -        -
Shutdown expenses,
 including leases         4.0    4.2     8.2      -          6.7      1.5
                        -----  ------  -----   -----       -----     ----
                        $40.2  $22.3   $62.5   $44.4       $14.5     $3.6
                        =====  ======  =====   =====       =====     ====

Between March 1996 and December 1996, the Company sold 27 properties and realized gains of $6.6 million. These gains were recorded as increases to the store closing reserve and were principally offset by shutdown expenses in excess of original estimates. In the table above, these offsetting gains and expenses are reflected in December 1996 in order to accurately reflect the full amount of cash payments and receipts during the year. Following receipt, the $6.6 million was used for repayment of mortgage debt.

NOTE 3 - 1996 STORE CLOSINGS AND UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------

At year end, store closing reserves total $5.1 million, which includes the $3.6 million of cash yet to be paid and an additional $1.5 million of cash to be paid toward items reserved prior to 1996. The $5.1 million will be paid over an estimated two year period during which properties will be sold and leases terminated.


The Company began the closing and liquidation of its Grossman's stores on March 28, 1996 and all stores were closed by the end of May 1996. Concurrent with the timing of the store closings, administrative support functions in the Company's headquarters were reduced.

Four transactions were undertaken to improve liquidity. The $15.8 million note receivable from Kmart Corporation, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13 million in March 1996. The Company's 14% Debentures were refinanced, with cash and notes issued in April 1996. A $33.0 million mortgage loan, secured by owned properties, was funded in April 1996. A new $50.0 million revolving credit agreement, with increased borrowing availability, was signed in May 1996.

The following unaudited condensed pro forma statement of operations has been prepared in accordance with applicable rules of the Securities and Exchange Commission, giving effect to the restructuring and refinancing plan transactions as if it had been completed on January 1, 1996. The pro forma information is not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the Company's future results.

NOTE 3 - 1996 STORE CLOSINGS AND UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS (CONTINUED)
------------------------------------------------------------------------

              UNAUDITED CONDENSED PRO FORMA STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                       Year Ended December 31, 1996
                                 -----------------------------------------
                                            Less                 Pro Forma
                                   As      Closed    Pro Forma  Continuing
                                Reported Operations Adjustments Operations
                                -------- ---------- ----------- ----------

SALES                           $385,756  $ 47,953   $     -     $337,803
COST OF SALES                    293,674    36,161         -      257,513
                                --------- ---------  ---------   ---------
 Gross Profit                     92,082    11,792         -       80,290

OPERATING EXPENSES
 Selling and administrative      104,254    17,060       (921)(a)  86,273
 Depreciation and amortization     4,943       875         -        4,068
 Store closing expense            62,536    62,536         -           -
 Preopening expense                  842        45         -          797
                                --------- ---------  ---------   ---------
                                 172,575    80,516       (921)     91,138
                                --------- ---------  ---------   ---------
OPERATING INCOME (LOSS)          (80,493)  (68,724)       921     (10,848)

OTHER EXPENSES (INCOME)
 Interest expense                  5,332       645        112 (b)   4,799
 Net gain on disposals
  of property                       (102)      (12)        -          (90)
 Other                            (4,883)     (173)        -       (4,710)
                                --------- ---------  ---------   ---------
                                     347       460        112          (1)
                                --------- ---------  ---------   ---------
EQUITY IN NET LOSS OF
 UNCONSOLIDATED AFFILIATE            368       368         -           -
                                --------- ---------  ---------   ---------
(LOSS) BEFORE INCOME TAXES       (81,208)  (69,552)       809     (10,847)
PROVISION FOR INCOME TAXES            -         -          -           -
                                --------- ---------  ---------   ---------
NET (LOSS)                      $(81,208) $(69,552)  $    809    $(10,847)
                                ========= =========  =========   =========
NET (LOSS) PER COMMON SHARE
 (PRIMARY AND FULLY DILUTED)      $(3.03)                          $(0.40)
                                =========                        =========
WEIGHTED AVERAGE SHARES AND
 EQUIVALENT SHARES OUTSTANDING
 Primary and Fully Diluted        26,832                           26,832
                                =========                        =========

(a) Represents amounts previously allocated to the closed operations, reduced by reductions to corporate overhead occurring as a result of the reorganization.

(b) Assumes increases for the new secured debt and note payable, net of savings from the retirement of the 14% Debentures, and reductions to capital lease obligations and revolving credit borrowings.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):
                                                   December 31,
                                         --------------------------------
                                             1996                1995
                                         ------------        ------------
Accounts payable                           $ 37,856           $ 63,236
Accrued salaries, wages,
 commissions and related taxes                2,857              3,630
Accrued income and franchise taxes              245                391
Accrued taxes other than income and
 franchise                                    3,218              2,819
Accrued store closing costs                   4,322              4,593
Accrued insurance                             7,403              9,933
Other accrued liabilities                     4,328              6,706
                                           --------           --------
                                           $ 60,229           $ 91,308
                                           ========           ========

NOTE 5 - REVOLVING TERM NOTE PAYABLE
------------------------------------

On December 15, 1993, the Company entered into a loan and security agreement with BankAmerica Business Credit, Inc. ("BABC") which provides for borrowings up to $60 million, including letters of credit up to $15 million, under a formula based arrangement based on a percentage of qualified inventory and accounts receivable. Borrowings pursuant to this agreement were secured by inventories, receivables and certain other assets. In March 1995, available borrowings, including letters of credit up to $15 million, under the loan and security agreement, were increased from $60 million to $75 million. In December 1995, the term of the agreement was extended to April 30, 1997, with interest payable monthly at 1 3/4% over Prime Rate and an available Eurodollar option. In March 1996, the loan facility was reduced to $40 million and available borrowings were reduced to $37.5 million.

At December 31, 1995, cash borrowings under the BABC agreement totalled $32.8 million, outstanding standby letters of credit totalled $9.0 million and availability under the loan totalled $15.3 million. The maximum borrowings under this agreement during 1995 were $70.8 million, including letters of credit of $12.0 million. The maximum borrowings in 1996 under the BABC agreement were $52.3 million, including letters of credit of $9.2 million. The weighted average annual interest rate on such borrowings in 1996 and 1995 was 9.9% and 8.8%, respectively.

In May 1996, the Company received a three year line of credit from Congress Financial Corporation ("Congress") for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based on a percentage of qualified inventory and accounts receivable. The new agreement replaced the BABC agreement. Borrowings pursuant to this agreement are secured by inventory, receivables and other assets. The

------------------------------------------------

interest rate on this line of credit was 1% over Prime Rate through March 5, 1997, when it was increased to 1 1/2% over Prime Rate in conjunction with the amendment described in Note 2. The agreement contains no financial ratio covenants or dollar limitations on spending for new store properties.

At December 31, 1996, cash borrowings under the Company's agreement with Congress totalled $30.0 million, outstanding standby letters of credit totalled $5.4 million and availability under the loan totalled $2.1 million. The maximum borrowings under this new agreement during 1996 were $38.5 million, including letters of credit of $5.6 million. The weighted average annual interest rate on such borrowings in 1996 was 8.8%.

See Note 2 for discussion of amendment to the Congress agreement signed March 5, 1997, including forbearance of reported default for 90 days. The revolving term note payable has been classified as current in the accompanying balance sheet due to the temporary nature of the default forbearance.

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
-----------------------------------------------------

Long-term debt and capital lease obligations consist of the following (in thousands):
                                                  December 31,
                                       ----------------------------------
                                           1996                 1995
                                       --------------      --------------

14% Debentures                            $    -               $16,201
Convertible notes payable, due
 April 1999                                 1,500                   -
Non-convertible notes payable,
 due April 1999                             2,971                   -
Mortgage notes                              6,552                3,511
Other notes payable                           224                  552
Capital lease obligations                   1,615                5,849
                                          -------              -------
                                           12,862               26,113
Less current portion                       12,228               20,445
                                          -------              -------
                                          $   634              $ 5,668
                                          =======              =======

In April 1996, as part of the restructuring and refinancing plan undertaken, $33.0 million of mortgage notes payable, were funded by Gordon Brothers Partners, Inc., secured by owned properties. Non-interest bearing notes of $4.0 million, convertible into Common Stock at $0.75 per share, were issued. The remaining notes were interest bearing at 15% per annum, payable monthly. At December 31, 1996, the convertible note remained unpaid, along with $2.6 million of the interest bearing note.

-----------------------------------------------------------------

Subsequent to December 31, 1996, the interest bearing note was paid in full and $1.1 million was placed in escrow toward payment of the convertible note. The mortgage notes are secured by real estate with a net book value of $26.2 million at December 31, 1996.

See Note 2 for discussion of the sale of the convertible note and release of the escrowed funds back to the Company.

Also as part of the restructuring and refinancing plan, the Company's 14% Debentures due January 1996 were refinanced in cash and notes. Cash payments totalled approximately $12 million. Convertible notes payable of $3 million due in three years, with interest payable semi-annually at 10% per annum, were issued. These notes are convertible at the holder's option into shares of Common Stock at $1.30 per share. On each of April 9, July 9, and July 26, 1996, a $500 thousand note was converted into 384,615 shares of Common Stock, for a total of 1,153,845 shares converted. An additional $2.7 million of non-convertible notes payable, were also issued. Interest on the non-convertible notes payable accrues at 15% per annum and may be converted as payment-in-kind, in lieu of a semi-annual payment, to additional notes payable. As of December 31, 1996, $271 thousand of interest had been converted. These notes may be repaid prior to maturity from proceeds of real estate sales, after full repayment of the mortgage notes described above. These notes are due April 1999, but have been classified as current in the accompanying balance sheet due to technical defaults.

The mortgage notes and certain lease agreements contain various covenants which, among other things, restrict dividends and distributions on and repurchases of Common Stock; require specified levels of net worth; limit capital expenditures; restrict liens, the incurrence of indebtedness and lease obligations; and restrict loans and investments. Under the most restrictive of these agreements, the Company had no retained earnings available for the payment of dividends at December 31, 1996.

As of December 31, 1996, debt maturities, excluding the impact of acceleration of payments due to technical defaults, in each of the next five fiscal years and thereafter are as follows (in thousands):

                              Notes Payable      Mortgage Notes
                              -------------      --------------
Year Ending December 31,
             1997                $   158             $ 6,552
             1998                     66                  -
             1999                  4,471                  -
                                 -------             -------
                                 $ 4,695             $ 6,552
                                 =======             =======

Interest paid during 1996, 1995 and 1994 amounted to (in thousands) $7,344, $8,363 and $7,995, respectively.

NOTE 7 - LEASE COMMITMENTS (in thousands)
-----------------------------------------

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

Total rent expense charged to operations during 1996, 1995 and 1994 amounted to $7,555, $8,635 and $5,698, respectively. Total contingent rentals included in rent expense were $84, $545 and $757, respectively. Included in property, plant and equipment as of December 31, 1996 and 1995 is $7,539 and $26,360, respectively, of machinery and equipment under capital leases. The related accumulated amortization is $6,079 and $20,901, respectively. Capital lease additions for machinery and equipment totalled $854 in 1996 and $1,263 in 1995.

Future minimum lease payments in each of the next five years and thereafter are as follows:

                                     Capital Leases     Operating Leases
                                     --------------     ----------------
Year Ending December 31,
     1997                                $ 1,047             $ 8,381
     1998                                    595               7,071
     1999                                    122               5,419
     2000                                     -                2,909
     2001                                     -                2,278
     Thereafter                               -                9,016
                                         -------             -------
Total minimum lease payments               1,764             $35,074
Less imputed interest                        149             =======
                                         -------
Present value of net minimum
   lease payments                          1,615
Less current portion                       1,047
                                         -------
Long-term capital lease obligations      $   568
                                         =======


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

Fair values are estimated based on the following assumptions: cash and cash equivalents are reported in the balance sheet at fair value; and the carrying values of long-term debt and revolving term note payable are estimated using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of arrangements.

--------------------------------------------------------

The estimated fair values are as follows (in thousands):

                                                December 31,
                                ----------------------------------------
                                        1996                 1995
                                -------------------  -------------------
                                Carrying Estimated   Carrying Estimated
                                 Amount  Fair Value   Amount  Fair Value
                                -------- ----------  -------- ----------
Revolving term note payable     $30,024   $30,024    $32,844    $32,844
14% Debentures                       -         -      16,201     16,201
Convertible notes payable,
 due April 1999                   1,500     1,425         -          -
Non-convertible note payable,
 due April 1999                   2,971     2,822         -          -
Mortgage notes                    6,552     6,498      3,511      3,700
Other notes payable                 224       208        552        500
                                -------   -------    -------    -------
                                $41,271   $40,977    $53,108    $53,245
                                =======   =======    =======    =======

NOTE 9 - SALE OF HEADQUARTERS
-----------------------------

In September 1995, the Company completed the sale of its 35 acre headquarters site in Braintree, Massachusetts to Kmart Corporation for $32 million. Cash of $16.2 million was received, along with a note receivable for the remaining balance of $15.8 million. The note, originally discounted for financial reporting purposes to $12.4 million, was sold for cash of $13.0 million on March 22, 1996.

NOTE 10 - STOCKHOLDERS' INVESTMENT
---------------------------------

The Company's Restated Certificate of Incorporation contains certain provisions restricting accumulations of Common Stock. Under these provisions, as modified by the Board of Directors and currently in effect, no person may acquire shares of Common Stock on or prior to December 31, 1999 (or such later date as may be fixed by the Board of Directors) if the number of shares actually and constructively owned by such person, as defined, would exceed 5% of the outstanding Common Stock on any date. Attempted acquisitions of Common Stock in excess of these limits will be null and void and all shares purportedly acquired in excess of these limits will have no rights, except the right to receive out of the proceeds of resale thereof an amount not in excess of the amount paid for such excess shares plus brokers' commissions. Such restrictions may be waived by the Board of Directors and are not applicable to an acquisition of more than 50% of the outstanding shares of Common Stock for cash pursuant to a tender offer, merger or other business combination in which all holders of Common Stock are afforded an opportunity to sell all their shares.

NOTE 11 - EMPLOYEE BENEFIT PLANS
--------------------------------

A noncontributory defined benefit pension plan, the Grossman's Inc. Retirement Plan (the "Retirement Plan"), is sponsored covering substantially all associates employed at December 31, 1995. Associates hired after that date are not eligible to participate in the Retirement Plan. Benefits through 1990 are based upon years of service multiplied by a percentage of reference earnings. Beginning in 1991, the benefit is based upon annual reference earnings.

The components of net periodic pension cost are as follows (in thousands):


                                                Year Ended December 31,
                                              --------------------------
                                               1996      1995      1994
                                              ------    ------    ------

Service cost for the year                    $ 1,046   $ 1,245   $ 1,942
Interest accrued on projected benefit
 obligation                                    5,105     4,820     4,724
Return on plan assets                         (5,050)   (4,628)   (4,244)
Net amortization and deferral                    708     1,040     2,120
                                             --------  --------  --------
    Net periodic pension cost for the year   $ 1,809   $ 2,477   $ 4,542
                                             ========  ========  ========


The reduction in net periodic pension cost from 1995 to 1996 resulted from both the Company's March 1996 downsizing and a revaluation of the Retirement Plan as of May 1996, relative to the downsizing. In the revaluation, the discount rate assumption was changed from 7.25% to 8.25%. In addition to the net periodic pension cost in 1996, a special curtailment charge of $265 thousand was recorded to reflect a partial termination of the plan also related to the downsizing. The $265 thousand charge and $447 thousand of pension expense related to terminated employees was provided for in the store closing provision recorded in March 1996. Accordingly, these amounts have been charged against store closing reserves, resulting in a net amount of $1,362 thousand being reflected as pension expense in the accompanying statement of operations.

--------------------------------------------

The funded status of the Retirement Plan is as follows (in thousands):

                                                         December 31,
                                                    ----------------------
                                                        1996      1995
                                                       ------    ------
Actuarial present value of projected benefit obligation:
 Vested employees                                     $ 57,954   $ 67,105
 Non-vested employees                                    1,567      1,073
                                                      ---------  ---------
Accumulated benefit obligation                          59,521     68,178
Impact of future salary increases                        2,286      2,606
                                                      ---------  ---------
Projected benefit obligation for service rendered
 to date                                                61,807     70,784
Market value of plan assets, primarily cash
 equivalents and publicly traded stocks and bonds       61,863     59,908
                                                      ---------  ---------
Projected benefit obligation in excess of (below)
 market value of plan assets                               (56)    10,876
Items not yet recognized in earnings:
 Unrecognized net transition asset                         225        749
 Unrecognized prior service cost                          (184)      (590)
 Adjustment required to recognize minimum liability         -      17,066
 Unrecognized net loss                                  (9,521)   (19,831)
                                                      ---------  --------
    Pension liability (asset)                         $ (9,536)  $  8,270
                                                      =========  ========

Statement of Financial Accounting Standards No. 87 requires the recognition of a minimum liability, to the extent that actuarially computed plan benefits exceed the fair value of plan assets, and the recognition of a related intangible asset, to the extent of any unrecognized prior service cost. In 1995, this situation existed and the balance sheet reflected a minimum pension liability adjustment of $17,066 thousand, an intangible asset of $590 thousand, and an offsetting charge to stockholders' equity of $16,476 thousand. In 1996, the discount rate was reevaluated and increased to 7.75%. This change, combined with Company contributions and plan performance, resulted in the fair value of plan assets exceeding the actuarially computed plan benefits and, accordingly, these balances were reversed.

Assumptions used by the Retirement Plan's actuaries to develop the funded status of the Retirement Plan under the unit credit actuarial cost method are as follows:
                                                    1996    1995    1994
                                                   ------  ------  ------
Discount rate                                       7.75%   7.25%    8.5%
Expected long-term rate of return on assets         9.0     9.0      9.0
Rate of general wage increase                       4.5     4.5      4.5

--------------------------------------------

A savings plan is also sponsored for the benefit of substantially all employees. The plan provides that employees may contribute up to 14% of their compensation, with a fully vested Company match of a portion of the contribution. The Company contributed $284 thousand in 1996, $455 thousand in 1995 and $552 thousand in 1994 to the plan.

NOTE 12 - OTHER LIABILITIES
---------------------------

Other long-term liabilities consist of the following (in thousands):

                                                     December 31,
                                               -----------------------
                                                  1996         1995
                                               ----------   ----------
Accrued insurance claims                         $ 6,129      $ 6,955
Accrued store closing costs                          768        2,347
Other accrued liabilities                            344          494
                                                 -------      -------
                                                 $ 7,241      $ 9,796
                                                 =======      =======

Standby letters of credit which guarantee general liability and workers' compensation insurance claims are outstanding under the Company's revolving term note payable.

NOTE 13 - EMPLOYEE STOCK OPTION PLANS
-------------------------------------

A nonqualified stock option plan covers officers and other key management employees ("1986 Plan"). The 1986 Plan provided for granting of nonqualified options up to a total of 3,750,000 shares of Common Stock. At December 31, 1996, 1,617,083 shares were outstanding under the 1986 Plan and no shares were available for future grants of options.

A nonqualified stock option plan covers key management employees who are not officers ("1993 Plan"). The 1993 Plan provides for nonqualified options to purchase a total of 600,000 shares of Common Stock, with a maximum of 5,000 shares per employee. The maximum number of options which may be granted in any calendar year is 300,000 shares. At December 31, 1996, 427,750 shares were available for future grants of options under the 1993 Plan.

The 1995 Non-Employee Directors' Stock and Option Plan (the "Directors' Plan") was approved by stockholders in April 1995, covering Directors who are not employees of the Company. The Directors' Plan provides for the issuance of shares of Common Stock, or the granting of nonstatutory stock options for shares of Common Stock, up to an aggregate total of 700,000 shares. The number of shares issued is determined based upon the fair market value of shares as of the payment date. Annual Director's fees are

-------------------------------------------------

paid in shares issued under this plan. During 1995 and 1996, respectively, 115,709 shares and 103,665 shares were issued to Directors for services rendered. At December 31, 1996, 305,636 shares were available for future grants of options or payments for services rendered under the Directors' Plan.

In 1996, additional options were granted, subject to future stockholder approval, to four officers of the Company, with provisions for cash payments should approval not be given and value exist in the options. A total of 265,000 options were granted, 220,000 of which were subsequently cancelled when two of the officers left the Company's employ.

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The Company has determined that the fair value of employee stock options has no material impact on pro forma net income.

-------------------------------------------------

A summary of option activity and related information is as follows:


                                            Year Ended December 31,
                                  -----------------------------------------
                                      1996           1995           1994
                                  -----------    -----------    -----------
Options outstanding, January 1      2,746,600      2,954,100      3,312,700
Price range                       $1.31-$2.41    $2.25-$3.88    $2.75-$4.38
Weighted average
 exercise price                   $      2.98    $      3.11    $      3.47

Options granted                     1,446,000        627,950        668,300
Price range                       $0.78-$1.84    $1.31-$2.41    $2.25-$3.88
Weighted average
 exercise price                   $      2.31    $      2.14    $      2.74

Options exercised                       6,250          3,750         99,500
Price range                       $      2.31    $      2.31    $      2.31
Weighted average
 exercise price                   $      2.31    $      2.31    $      2.31

Options cancelled                   1,602,017        831,700        927,400
Price range                       $0.78-$4.50    $2.13-$4.50    $2.31-$4.50
Weighted average
 exercise price                   $      2.74    $      2.82    $      4.24
                                 ------------   ------------   ------------

Options outstanding,
 December 31                        2,584,333      2,746,600      2,954,100
Price range                       $0.78-$4.50    $1.31-$4.50    $2.25-$4.50
Weighted average
 exercise price                   $      2.27    $      2.98    $      3.11
                                 ============   ============   ============

Options exercisable,
 December 31                        1,417,771      1,518,875      1,640,000
Price range                       $0.97-$4.50    $2.13-$4.50    $2.31-$4.50
Weighted average
 exercise price                   $      2.80    $      3.14    $      3.47
                                 ============   ============   ============

All options granted are ten-year nonqualified options and were granted at market value. Of the options outstanding at December 31, 1996, 255,000 were exercisable when issued, the 1996 options granted subject to stockholder approval vest in 1997, and the balance become exercisable in either three or four equal annual installments following the respective dates of grant. All outstanding options become exercisable upon a change in control, as defined in the option agreements.

NOTE 14 - INCOME TAXES
----------------------

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards to the extent that management assesses the utilization of such net operating loss carryforwards to be more likely than not. The statement also requires deferred tax assets to be reduced by a valuation allowance if, based on the weight of available evidence, management cannot make a determination that it is more likely than not that some portion or all of the related tax benefits will be realized. Furthermore, the statement requires that a valuation allowance be established or adjusted if a change in circumstances causes a change in judgment about the future realizability of the deferred tax assets.

At December 31, 1996, the Company has net operating loss carryforwards of $296 million, expiring as follows: 1998-$15 million, 1999-$28 million, 2000-$23 million, 2001-$106 million, 2008-$28 million and 2009-$8 million, 2010-$6 million and 2011-$82 million.

The provision (credit) for income taxes consists of the following (in thousands):

                                        Year Ended December 31,
                                     -----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
               Federal
                 Current              $  -      $  -      $    -
                 Deferred                -         -           -
                                      -----     ------    -------
                                         -         -           -

               State
                 Current                237       357        319
                 Deferred              (237)     (357)      (531)
                                      ------    ------    -------
                                         -         -        (212)
                                      ------    ------    -------
                                      $  -      $  -      $ (212)
                                      ======    ======    =======

----------------------------------

The difference between income taxes at the Company's effective tax rate and the U.S. federal statutory rate is as follows (in thousands):


                                        Year ended December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
U.S. federal income tax
 (benefit) at statutory rate          $ (31)    $ (69)    $(720)
1993 taxable losses for which
 tax benefits were not recognized        -         -         -
Valuation allowance for deferred
 tax assets                              31        69       720
Other items                              -         -         -
                                      ------    ------    ------
  Total federal                          -         -         -
State and other local income
 taxes (benefit)                         -         -       (212)
                                      ------    ------    ------
                                      $  -      $  -      $(212)
                                      ======    ======    ======


Deferred income taxes reflect the future tax benefits attributable to net operating loss carryforwards and temporary differences as follows (in thousands):
                                                         December 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------  ----------
Net operating loss carryforwards                     $103,761    $ 75,108
Allowance for doubtful accounts                           732       1,217
Accrued store closing costs                             2,682       1,983
Depreciation                                              577        (667)
Proceeds from sale of former headquarters site             -       (2,691)
Other                                                  (2,542)     (1,308)
                                                     ---------   ---------
                                                      105,210      73,642
Less valuation allowance                             (105,210)    (73,642)
                                                     ---------   ---------
Deferred income taxes                                $     -     $     -
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

----------------------------------

adjustments to tax liability, if any, for years through 1995 will not have a material adverse effect on the Company's financial position.

Income and franchise taxes paid in 1996, 1995 and 1994 amounted to (in thousands) $237, $503 and $423, respectively.


NOTE 15 - INVESTMENT IN UNCONSOLIDATED AFFILIATE
------------------------------------------------

The Company terminated its 50% interest in a Mexican retailer of building materials and related products in December 1996, which was accounted for under the equity method of accounting. Accordingly, its investment in and advance to unconsolidated affiliate of $415 thousand was written off along with $1,442 thousand of cumulative foreign currency translation adjustment. The joint venture was formed in 1993 and began operations in 1994. Summarized financial information for this joint venture during the Company's period of investment is as follows (in thousands):


                                               December 31,
                                                   1995
                                               ------------
Assets:
 Current assets                                  $ 1,754
 Other assets                                        477
                                                 --------
  Total assets                                   $ 2,231
                                                 ========
Liabilities and Equity:
 Current liabilities                             $ 1,872
 Equity                                              359
                                                 --------
  Total liabilities and equity                   $ 2,231
                                                 ========
Company's share of equity                        $   180
                                                 ========

                                        Year Ended December 31,
                                    -------------------------------
                                       1996                  1995
                                       ----                  ----

Gross revenue                        $10,010               $ 8,460
Cost of sales and expenses            10,746                 9,792
                                     --------              --------
  Net (loss)                         $  (736)              $(1,332)
                                     ========              ========

Company's interest in net loss       $  (368)              $  (666)
                                     ========              ========

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

                                               1996
                         ------------------------------------------------
                                 Three Months Ended
                         --------------------------------------
                         March 31  June 30   Sept. 30  Dec. 31  Full Year
                         --------- --------- -------- --------- ---------
SALES                    $112,981  $ 87,704  $ 95,972  $ 89,099  $385,756
COST OF SALES              86,481    66,448    71,122    69,623   293,674
                         --------  --------  --------  --------  --------
  Gross Profit             26,500    21,256    24,850    19,476    92,082
OPERATING EXPENSES
  Selling and
   administrative          38,034    22,929    22,675    20,616   104,254
  Depreciation and
   amortization             1,849       997     1,043     1,054     4,943
  Store closing expense    40,150        -         -     22,386    62,536
  Preopening expense          361       395        51        35       842
                         --------- --------- --------- --------- ---------
                           80,394    24,321    23,769    44,091   172,575
                         --------- --------- --------- --------- ---------
OPERATING INCOME
 (LOSS)                   (53,894)   (3,065)    1,081   (24,615)  (80,493)
OTHER EXPENSES (INCOME)
  Interest expense          1,620     1,016     1,444     1,252     5,332
  Net gain on disposals
   on property                (27)       -        (72)       (3)     (102)
  Other                    (1,008)   (1,243)   (1,939)     (693)   (4,883)
                         --------- --------- --------- --------- ---------
                              585      (227)     (567)      556       347
EQUITY IN NET (INCOME)
 LOSS OF UNCONSOLIDATED
 AFFILIATE                    208       108        78       (26)      368
                         --------- --------- --------- --------- ---------
INCOME (LOSS) BEFORE
 INCOME TAXES             (54,687)   (2,946)    1,570   (25,145)  (81,208)
PROVISION (CREDIT)
 FOR INCOME TAXES              -         -         -         -         -
                         --------- --------- --------- --------- ---------
NET INCOME (LOSS)        $(54,687) $ (2,946) $  1,570  $(25,145) $(81,208)
                         ========= ========= ========= ========= =========
NET INCOME (LOSS)
 PER COMMON SHARE
 (Primary and
 Fully Diluted)          $  (2.10) $  (0.11) $   0.05  $  (0.91) $  (3.03)
                         ========= ========= ========= ========= =========
WEIGHTED AVERAGE
 SHARES AND EQUIVALENT
 SHARES OUTSTANDING
  Primary                  26,089    26,458    34,044    27,607    26,832
                         ========= ========= ========= ========= =========
  Fully Diluted            26,089    26,458    34,044    27,607    26,832
                         ========= ========= ========= ========= =========

                                               1995
                         ------------------------------------------------
                                 Three Months Ended
                         --------------------------------------
                         March 31  June 30   Sept. 30  Dec. 31  Full Year
                         --------- --------- -------- --------- ---------
SALES                    $126,770  $193,990  $193,978  $155,161  $669,899
COST OF SALES              95,777   149,258   146,778   118,407   510,220
                         --------- --------- --------- --------- ---------
  Gross Profit             30,993    44,732    47,200    36,754   159,679
OPERATING EXPENSES
  Selling and
   administrative          38,088    39,424    39,405    40,078   156,995
  Depreciation and
   amortization             3,011     2,853     2,786     2,571    11,221
  Store closing expense        -         -      4,500        -      4,500
  Preopening expense          135        10       317       262       724
                         --------- --------- --------- --------- ---------
                           41,234    42,287    47,008    42,911   173,440
                         --------- --------- --------- --------- ---------
OPERATING INCOME
 (LOSS)                   (10,241)    2,445       192    (6,157)  (13,761)
OTHER EXPENSES (INCOME)
  Interest expense          2,197     2,130     2,111     1,773     8,211
  Net gain on disposals
   of property                (46)     (152)  (18,115)      (32)  (18,345)
  Other                      (732)     (833)     (985)   (1,545)   (4,095)
                         --------- --------- --------- --------- ---------
                            1,419     1,145   (16,989)      196   (14,229)
EQUITY IN NET (INCOME)
 LOSS OF UNCONSOLIDATED
 AFFILIATE                    198       127       158       183       666
                         --------- --------- --------- --------- ---------
INCOME (LOSS) BEFORE
 INCOME TAXES             (11,858)    1,173    17,023    (6,536)     (198)
PROVISION (CREDIT)
 FOR INCOME TAXES          (1,186)      117     1,703      (634)       -
                         --------- --------- --------- --------- ---------
NET INCOME (LOSS)        $(10,672) $  1,056  $ 15,320  $ (5,902) $   (198)
                         ========= ========= ========= ========= =========
NET INCOME (LOSS)
 PER COMMON SHARE
 (Primary and
 Fully Diluted)          $  (0.41) $   0.04  $   0.59  $  (0.23) $  (0.01)
                         ========= ========= ========= ========= =========
WEIGHTED AVERAGE
 SHARES AND EQUIVALENT
 SHARES OUTSTANDING
  Primary                  25,782    25,935    26,031    26,028    25,946
                         ========= ========= ========= ========= =========
  Fully Diluted            25,782    26,026    26,031    26,028    25,946
                         ========= ========= ========= ========= =========

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding Directors is hereby incorporated by reference to the Company's Form 10-K/A to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Information regarding the Company's Executive Officers is set forth above following Item 1 of Part I of this report.


Item 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's Form 10-K/A to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's Form 10-K/A to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference to the Company's Form 10-K/A to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a) 1 - Index to Financial Statements
                                                                   Page
                                                                   Number
                                                                   in this
                                                                   Report

   Consolidated Balance Sheets
     December 31, 1996 and 1995...................................    26

   Consolidated Statements of Operations
     Years Ended December 31, 1996, 1995 and 1994.................    28

   Consolidated Statements of Cash Flows
     Years Ended December 31, 1996, 1995 and 1994.................    29

   Consolidated Statements of Changes in Stockholders' Investment
     Years Ended December 31, 1996, 1995 and 1994.................    30

   Notes to Consolidated Financial Statements.....................    31

(a) 2 - Index to Financial Statement Schedules

     The following consolidated financial statement schedules of Grossman's Inc. and Subsidiaries are included in Item 14(d) and filed herewith (page numbers refer to page numbers in this Form 10-K):

   Schedule II - Valuation and Qualifying Accounts................    62

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

         The Company filed a Form 8-K with the Securities and Exchange Commission, dated and filed April 16, 1996, reporting on Item 2 Acquisition or Disposition of Assets, pertaining to the closing of 60 retail stores.

         The Company filed a Form 8-K with the Securities and Exchange Commission, dated and filed March 19, 1997, reporting on the Amendment to the By-laws of the Company as adopted by the Board of Directors of the Company February 28, 1997.

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

 3(a)-1 Resolutions adopted by the Company's Board of Directors on December 15, 1987, modifying and extending restrictions on acquisition of Common Stock under Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-1 to the Company's Form 8-K, dated December 15, 1987 (File No. 1-542), is incorporated herein by reference.

 3(a)-2 Notice to Stockholders of modification and extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-2 to the Company's Form 8-K, dated December 15, 1987 (File No. 1-542), is incorporated herein by reference.

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

 3(a)-7 Notice to Stockholders of extension of restrictions on acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-542), is incorporated herein by reference.

 3(a)-8 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, filed as Exhibit 3(a)-8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-542), is incorporated herein by reference.

 3(a)-9 Certificate of Designation Relating to Certain Restrictions on the Acquisition of Common Stock pursuant to Article Ninth of the Company's Restated Certificate of Incorporation, is filed as Exhibit 3(a)-9 to the Company's Form 10-Q, dated November 14, 1996, (File No. 1-542), is incorporated herein by reference.

 3(b) By-Laws of the Company, as in effect November 19, 1986, filed as Exhibit 3(b) to the Company's Form 8-K, dated November 19, 1986 (File No. 1-542), is incorporated herein by reference.

 3(b)-1 Copy of the amendments to the Grossman's Inc. By-Laws as adopted by the Board of Directors of Grossman's Inc. on December 15, 1987, filed as Exhibit 3(b)-1 to the Company's Form 8-K, dated December 15, 1987 (File No. 1-542), is incorporated herein by reference.

 3(b)-2 Amendment to the By-laws of the Company as adopted by the Board of Directors of the Company February 28, 1997, filed as Exhibit 3(b)-2 to the Company's Form 8-K, dated March 19, 1997 (File No. 1-542), is incorporated herein by reference.

 4(p) Schedule of Tranche A Convertible Promissory Notes and Tranche B Promissory Notes Delivered on April 9, 1996, filed as Exhibit 4(p) to the Company's Form 10-Q, dated May 13, 1996, (File No. 1-542), is incorporated herein
                   by reference.

 4(p)-1 Tranche A Convertible Promissory Note, dated April 9, 1996, between Grossman's Inc. and Continental Assurance Company, filed as Exhibit 4(p)-1 to the Company's Form 10-Q, dated May 13, 1996, (File No. 1-542), is incorporated herein by reference.

 4(p)-2 Tranche B Convertible Promissory Note, dated April 9, 1996, between Grossman's Inc. and Continental Assurance Company, filed as Exhibit 4(p)-2 to the Company's Form 10-Q, dated May 13, 1996, (File No. 1-542), is incorporated herein by reference.

 4(q) Loan Agreement, dated April 4, 1996, between GRS Realty Company, Inc. and Combined Investors, L.L.C., filed as
                   Exhibit 4(q) to the Company's Form 10-Q, dated May 13, 1996, (File No. 1-542), is incorporated herein by reference.

 4(r) Loan and Security Agreement, dated May 2, 1996, by and between Congress Financial Corporation (New England) and Grossman's Inc., filed as Exhibit 4(r) to the Company's Form 10-Q, dated May 13, 1996, (File No. 1-542), is incorporated herein by reference.

 4(r)-1 Amendment No. 1 to Financing Agreements, dated March 5, 1997, between Congress Financial Corporation (New England) and Grossman's Inc., filed as Exhibit 4(r)-1 to the Company's Form 8-K, dated March 17, 1997, (File No. 1-542), is incorporated herein by reference.

 4(s) Loan Agreement, dated as of February 25, 1997, between GDI Company, Inc., as lender, and Grossman's Inc., GRS Holding Company, Inc. and GRS Realty Company, Inc. as borrowers, filed as Exhibit 4(s) to the Company Form 8-K, dated March 17, 1997, (File No. 1-542), is incorporated herein by reference.

10(iii)(h)-2       Employment Agreement, dated December 1, 1994 between
                   Grossman's Inc and Sydney L. Katz, filed as Exhibit
                   10(iii)(h)-2 to the Company's Form 10-K for the year ended December 31, 1994 (File No. 1-542), is incorporated herein by reference.

10(iii)(h)-3       Retirement Agreement, dated as of October 4, 1996,
                   between Grossman's Inc. and Sydney L. Katz, filed as
                   Exhibit 10(iii)(h)-3 to the Company Form 10-Q, dated
                   November 14, 1996, (File No. 1-542), is incorporated herein by reference.

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

10(iii)(o)-1       Amended and Restated Agreement, dated as of October 4,
                   1996, between Grossman's Inc. and Robert K. Swanson, filed as Exhibit 10(iii)(o)-1 to the Company Form 10-Q, dated November 14, 1996, (File No. 1-542), is incorporation herein by reference.

10(iii)(o)-2       Letter of Termination of the Amended and Restated
                   Agreement, dated as of October 4, 1996, between Grossman's Inc. and Robert K. Swanson, filed herewith.

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

10(c)-9 Grossman's Inc. ERISA Excess Plan, as amended and restated, effective October 26, 1995, filed as Exhibit 10(c)-9 to the Company's Form 10-K for the year ended December 31, 1995 (File No. 1-542), is incorporated herein by reference.

10(c)-10 Grossman's Inc. Supplemental ERISA Excess Plan, effective January 1, 1995, filed as Exhibit 10(c)-10 to the Company's Form 10-K for the year ended December 31, 1995 (File No. 1-542), is incorporated herein by reference.

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

10(h)-3 Amendment, dated July 29, 1992, to 1986 Nonqualified Stock Option Plan and certain Stock Option Agreements outstanding thereunder, filed as Exhibit 10(h)-3 to the Company's Form 10-K for the year ended December 31, 1995 (File No. 1-542), is incorporated herein by reference.

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

10(s) Agency Agreement, dated March 29, 1996, by and between Gordon Brothers Partners, Inc. and Grossman's Inc., filed as Exhibit 10(q) to the Company's Form 10-Q, dated November 14, 1996, (File No. 1-542), is incorporated herein by reference.

11(a) Statement re computation of earnings per share, filed herewith.

22 Subsidiaries of the Company, filed as Exhibit 22 to the Company's Form 10-K for the year ended December 31, 1995 (File No. 1-542), is incorporated herein by reference.

23 Consent of Ernst & Young LLP, Independent Auditors, filed herewith.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                  Additions
                     Balance at   Charged to                    Balance
                     Beginning    Costs and                     at End
Description          of Year      Expenses     Deductions (1)   of Year
-----------          ----------   ----------   --------------   -------

Year Ended
December 31, 1996
Allowance for
doubtful accounts      $3,339       $3,729         $4,258        $2,810
                      ========     ========       ========      ========
Year Ended
December 31, 1995
Allowance for
doubtful accounts      $4,157       $1,841         $2,659        $3,339
                      ========     ========       ========      ========

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


                                    GROSSMAN'S INC.
                                    ---------------
                                        Company


Date:  March 31, 1997           By /s/ Steven L. Shapiro
                                   -----------------------------
                                   Steven L. Shapiro
                                   Vice President - Controller
                                  (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        Signature                    Title                      Date
        ---------                    -----                      ----

/s/ Seymour Kroll             President and Chief           March 31, 1997
----------------------------  Executive Officer
Seymour Kroll                 (Principal Executive Officer)

/s/ Steven L. Shapiro         Vice President - Controller   March 31, 1997
----------------------------  (Principal Accounting
Steven L. Shapiro             Officer) (Principal
                              Financial Officer)

/s/ Robert K. Swanson         Chairman of the Board         March 31, 1997
----------------------------  of Directors
Robert K. Swanson

/s/ Thomas E. Arnold, Jr.     Director                      March 31, 1997
----------------------------
Thomas E. Arnold, Jr.

/s/ Russell Cox               Director                      March 31, 1997
----------------------------
Russell Cox

/s/ Theodore Schnormeier      Director                      March 31, 1997
----------------------------
Theodore Schnormeier

/s/ Richard Wendt             Director                      March 31, 1997
----------------------------
Richard Wendt

/s/ Lawrence Wetter           Director                      March 31, 1997
----------------------------
Lawrence Wetter

/s/ Dr. Abraham Zaleznik      Director                      March 31, 1997
----------------------------
Dr. Abraham Zaleznik

Directors                                     Officers

Thomas E. Arnold 1                            Seymour Kroll
President of Thomas E. Arnold & Associates    President and Chief
                                              Executive Officer
Russell Cox 1
President of Resort Management, Inc.          Thomas A. Ford
                                              Executive Vice President
Theodore Schnormeier 1                        and Chief Operating Officer
Senior Vice President - JELD-WEN, inc.
                                              Richard E. Kent
Robert K. Swanson                             Vice President, Secretary
Chairman of the Board of Directors            and General Counsel
Chairman of RKS, Inc.
                                              Robert J. Haggerty
Richard Wendt 2                               Vice President of Human
Chairman - JELD-WEN, inc.                     Resources

Lawrence Wetter 2                             Charles O. Hofeller
Vice Chairman - JELD-WEN, inc.                Vice President - Real Estate

Dr. Abraham Zaleznik 2                        Arthur S. Ryan
The Konosuke Matsushita Professor             Vice President - Treasurer
of Leadership Emeritus at
Harvard Business School                       Steven L. Shapiro
                                              Vice President - Controller


1 - Member of the Audit and Finance Committee.
2 - Member of the Compensation Committee.

-----------------------------------------------------------------

Grossman's Inc. and Subsidiaries
Stockholder Information
--------------------------------------------------------------------------

      Form 10-K:
      Copies of the Grossman's Inc. Annual Report on Form 10-K for the Year Ended December 31, 1996, as filed with the Securities and Exchange Commission, are available without charge. Address requests to:

      Mr. Steven L. Shapiro
      Vice President - Controller
      Grossman's Inc.
      45 Dan Road
      Canton, Massachusetts  02021-2817
--------------------------------------------------------------------------------

      Investor Information:
      The Company maintains an Investor Relations Department to assist stockholders. Investors and security analysts should direct inquiries to:

      Grossman's Inc.
      Investor Relations Department
      45 Dan Road
      Canton, MA  02021-2817
      617-830-4767
--------------------------------------------------------------------------------

      Press Release and Public Filings:
      Grossman's Inc. press releases and public filings can be accessed on the Internet through Business Wire's Home Page:
      http:/www.businesswire.com/cnn/gros.htm
--------------------------------------------------------------------------------

      Transfer Agent and Registrar:
      National Bank of North Carolina
      Shareholder Services Group - 1154
      South Tryon Street
      Charlotte, NC  28288-1154
      800-829-8432
--------------------------------------------------------------------------------

      Independent Auditors:
      Ernst & Young LLP
      200 Clarendon Street
      Boston, Massachusetts  02116-5072
      617-266-2000
--------------------------------------------------------------------------------

      Legal Counsel:
      Ropes & Gray
      One International Place
      Boston, Massachusetts  02110-2624