Form 10-K/A
period 1996-12-31
GROSSMANS INC
filed 1997-04-30
CIK 33798

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-K/A

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
     For the fiscal year ended December 31, 1996

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
     For the transition period from ________________ to _______________

 Commission File Number 1-542

                             GROSSMAN'S INC.
 --------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                   38-0524830     -
 -------------------------------------------           -------------------
        (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                 Identification No.)

     45 Dan Road, Canton, Massachusetts                        02021
 --------------------------------------------           -------------------
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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [x]

 The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, 1997 was $5,317,362 (For this purpose directors have been deemed affiliates)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes______                       No________

     The Company filed a Voluntary Petition pursuant to the provisions of Chapter 11 of the U.S. Bankruptcy Code on April 7, 1997. No Plan has been submitted to the Court.

 The number of shares of the registrant's class of Common Stock ($.01 par value) outstanding on March 31, 1997 was 27,978,074.


                        Documents Incorporated By Reference

 This amendment files Part III, Items 10, 11, 12, and 13, incorporated by reference to this amendment into the Company's Annual Report on Form 10-K.

                      Part III

     Capitalized terms used herein without definition have the meanings specified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10K").

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors

          As of March 31, 1997, the following seven directors, constituting the Board of Directors of the Company, were either elected by a vote of stockholders or appointed by remaining directors to fill vacancies on the Board of Directors:

     Thomas E. Arnold Jr.          Age: 52

          Mr. Arnold has been President of Thomas E. Arnold & Associates, a real estate investment firm headquartered in Phoenix, Arizona since 1992. Mr. Arnold also served as Chairman of the Board of Trustees responsible for the liquidation of certain assets of Executive Life Insurance Company from 1994 to 1997 and served as court-appointed Chairman of the Board, President and Chief Executive Officer, in the liquidation of American Continental Corporation, a real estate investment Company, from 1990 to 1994. Mr. Arnold has been a director of the Company since December, 1996 when he was appointed by the Board of Directors to fill a vacancy on the Board.

     Russell Cox                   Age: 70

          Mr. Cox has been President of Resort Management Inc., a property management and real estate consulting firm located in Waterville Valley, New Hampshire, since 1977 and has been general partner of Real Estate Venture Fund since 1985. Mr. Cox has been a director of the Company since 1987.


     Theodore H. Schnormeier       Age: 62

     Mr. Schnormeier has been Senior Vice President and a director of JELD-WEN, inc., a window, door, and mill work manufacturer headquartered in Klamath Falls, Oregon since 1965. He also serves as a director of Arial Corporation, a manufacturer of compressors of Mount Vernon, Ohio, and Palmer-Snyder Company, a furniture manufacturer of Milwaukee Wisconsin. He has been a director of the Company since February 1997 when he was appointed by the Board of Directors to fill a vacancy on the Board of Directors.

     Robert K. Swanson                  Age: 65

     Mr. Swanson has been non-executive Chairman of the Board of the Company since November 23, 1994 and served as Chief Executive Officer from October 1996 to February 1997. He also serves as Chairman of the Board of RKS, Inc., an investment and marketing consulting firm in Phoenix, Arizona. He also serves as a director of American Southwest Concepts, Inc. and Arizona Desert Saguaro Inc. He was Chairman and Chief Executive Officer of Del Webb Corporation, a diversified company located in Phoenix, Arizona, engaged in the management and development of real estate and leisure operations, from 1981 to 1987, when he retired from that position.


     Richard L. Wendt                   Age: 66

     Mr. Wendt has been Chairman of the Board of JELD-WEN, inc., a window, door and millwork manufacturer headquartered in Klamath Falls, Oregon since 1965. Mr. Wendt has been a director of the Company since February 1997 when he was appointed by the Board of Directors to fill a vacancy on the Board of Directors.


     Lawrence V. Wetter            Age: 63

 Mr. Wetter has been a Vice Chairman of JELD-WEN, inc. since 1992. Mr. Wetter has been a Director of the Company since February 1997 when he was appointed by the Board of Directors to fill a vacancy on the Board of Directors.



     Dr. Abraham Zaleznik               Age: 73

     Dr. Zaleznik is Professor of Leadership Emeritus at Harvard Business School and has been a business and government consultant since 1990. He also serves as Chairman of the Board of King Ranch Inc., and as a director of Ogden Corp., Ardco Inc., Timberland Co., Freedom Communication Inc., American Greetings Corporation and Butcher Inc. Dr. Zaleznik was a director of the Company from 1987 to 1994 and rejoined the Board as a director in December 1996 when he was appointed by the Board of Directors to fill a vacancy on the Board of Directors.
 .
     The above elections and appointments to the Board of Directors of the Company are effective until successor directors are elected and qualified. The Company anticipates that the Board of Directors will call a meeting of the stockholders of the Company when practicable to elect directors and vote upon certain other matters. Messrs. Schnormeier, Wendt and Wetter were appointed to the Board of Directors pursuant to the Registrant's loan agreement with G.D.I. Company, Inc., which agreement was filed as an exhibit to the Registrant's Form 8-K dated March 1997. Under that agreement the Registrant agreed to use its best efforts to elect Messrs. Schnormeier, Wendt and Wetter to the Board and, as long as the loan under the agreement is outstanding, to include the JELD-WEN nominees among the nominees for its seven member Board of Directors for whom proxies are solicited by the Registrants' proxy material for Annual Meetings of Stockholders.

     (b)  Identification of Executive Officers

     Seymour Kroll                 Age: 69

     Mr. Kroll has been President and Chief Executive Officer of the
 Company since February 1997. He was President of Sugarcreek Window and Door Company of Ann Arbor, Michigan from May 1995 to February 1997 and from 1992 to 1994 was President of Acorn Window Systems, Inc. of Quincy, Michigan.

     Thomas A. Ford                Age: 40

     Mr. Ford has been Executive Vice President and Chief Operating Officer since February 7, 1997. Prior to that time he was President of the Company's Mr. 2nd's Bargain Outlet Division, a position held since December 8, 1996. From 1994 through such date he was Divisional Vice President and General Manager of the Bargain Outlet Division, and from 1992 to 1994 he was Vice President of Operations in the Company's Eastern Division. Mr Ford has been employed by the Company in a variety of operational positions since 1973.

     Richard E. Kent                    Age: 68

     Mr. Kent has been Vice President, Secretary and General Counsel of the Company for more than five years and has been with the Company 26 years.

     Arthur S. Ryan                Age: 52

     Mr. Ryan has been Vice President and Treasurer of the Company since December 1994 and was Vice President - Taxes for more than three years prior to December 1994. He has been with the Company 9 years.

     Steven L. Shapiro                  Age: 39

     Mr. Shapiro has been Vice President - Controller of the Company since September 1995, was Controller from 1993 to 1995 and prior to that time was Assistant Controller. He has been with the Company 12 years.

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

     (f)  Involvement in certain Legal Proceedings

          None

     (g)  Promoters and Control Persons

          Not applicable

Item 11.  EXECUTIVE COMPENSATION


 COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information with respect to compensation for services to the Company in 1996 paid to or accrued on behalf of (i) all persons serving as the chief executive officer during 1996, and (ii) each of the four most highly compensated executive officers of the Company, other than the chief executive officer, as of December 31, 1996 (collectively, the "Named Executive Officers"):

                                                  Long Term
                                    Annual       Compensation(1)
       Name and                  Compensation    ------------
       Principal               -----------------    Option     All Other
       Position          Year   Salary    Bonus    Awards #   Compensation(5)
 ----------------------  ----  --------  -------   --------   ---------------
 Robert K. Swanson(2)    1996  $   -0-   $75,000    500,000       $172,000
 Chairman of the         1995      -0-       -0-     75,000         88,000
 Board of Directors      1994      -0-       -0-        -0-         89,500

 Sydney L. Katz(3)       1996  306,154       -0-    200,000        506,967
 President and CEO       1995  400,000   234,000        -0-            520
                         1994  304,125              235,000            520

 Michael J. Shea(4)      1966  175,000    40,000        -0-            520
 Executive Vice          1995   58,333    15,000     80,000            -0-
 President/CFO           1994      -0-       -0-        -0-            -0-

 Thomas A. Ford          1996  150,000    76,800    100,000            520
 Executive Vice Pres.    1995  144,167    40,500        -0-            520
 and Pres., Bargain      1994  127,529       -0-     35,000            520
 Outlet Division

 Richard E. Kent         1996  167,700       -0-        -0-            520
 Vice President          1995  167,700       -0-        -0-            520
 Secretary General       1994  164,450       -0-      8,000            520
 Counsel

 Arthur S. Ryan          1996  145,000    20,000        -0-            520
 Vice President          1995  142,500       -0-        -0-            520
 and Treasurer           1994  133,812       -0-      8,000            520


<F1>
 (1) In addition Mr. Swanson was awarded 100,000 shares and Mr. Katz was awarded 200,000 shares of Common Stock of the Company in 1996. Named Executive Officers also received awards of Restricted Common Stock under the Company's Restricted Stock Plan, as follows: Mr. Katz received 50,000 shares in 1994 and 102,500 shares in 1995; Mr. Shea 10,000 shares in 1995; Mr. Ford 8,000 shares in 1995; Mr. Kent 5,000 shares in 1994 and Mr. Ryan 10,000 shares in 1994.

<F2>
 (2) Mr. Swanson served as Chief Executive Officer from October 4, 1996 until February 7, 1997. In accordance with Mr. Swanson's engagement agreement, the stock option granted on October 4, 1996 for 500,000 shares of the Company's Common Stock at an exercise price of $1.375 per share is subject to stockholder approval at the next Annual Meeting of Stockholders, and if not so approved the Company is to pay Mr. Swanson 500,000 times the difference upon subtracting $1.375 from the market price for the Company's stock on the date of the meeting or December 31, 1997, whichever is higher. Mr. Swanson's compensation shown in the table includes compensation received as a director of the Company.

<F3>
 (3) Mr. Katz served as Chief Executive Officer until October 4, 1996. His retirement benefit is included under "all other compensation" in the table.

<F4>
 (4) Mr. Shea was employed by the Company from September 1995 to March 1997.

<F5>
 (5) "All Other Compensation" for the Named Executive Officers other than Mr. Swanson includes a $520 Company contribution under the Company's 401(k) Savings Plan.

      The table below sets forth the information with respect to options granted to the Named Executive Officers in 1996. The options listed below are reflected in the Summary Compensation Table above. No stock appreciation rights were granted by the Company in 1996.


                         OPTION GRANTS IN LAST FISCAL YEAR

                                                              POTENTIAL
                               INDIVIDUAL GRANTS            REALIZABLE VALUE
                    --------------------------------------  AT ASSUMED ANNUAL
                              % OF                           RATES OF STOCK
                               TOTAL                       PRICE APPRECIATION
                              OPTIONS  EXERCISE             FOR OPTION TERM
                     OPTIONS    TO      PRICE   EXPIRATION ------------------
                     GRANTED EMPLOYEES  ($/SH)     DATE     5%    $ 10%     $
                     ------- --------- -------- ---------- ------- ----------
 Robert K. Swanson(1)500,000   36.5     $1.37    10/04/06  432,400 $1,095,700

 Sydney L. Katz....  200,000   14.6     $1.625   08/21/06  204,400 $  518,000

 Thomas A. Ford....  100,000    7.3     $1.625   08/21/06  102,200 $  259,000


<F1>
 (1) The option to acquire 500,000 shares of the Company's stock is subject to stockholder approval; if not so approved his engagement agreement (see Employment and Other Agreements) provides for a cash payment equal to the number of shares times stock appreciation.


                                   YEAR-END OPTION VALUES

                                       Number of         Value of Unexercised
                                        Options          In-the-Money Options
                  Shares           at December 31, 1996  at December 31, 1996
                 Acquired          --------------------- --------------------
                    on     Value    Exer-     Unexer-     Exer-       Unexer-
 Name            Exercise Realized  cisable   cisable     cisable     cisable
 --------------- -------- -------- --------- ----------- ----------   -------
 Thomas A. Ford       -        -     32,500     117,500         -         -
 Richard E. Kent      -        -     94,000       4,000         -         -
 Robert K. Swanson    -        -     30,000     545,000         -         -
 Arthur S. Ryan       -        -     49,000       4,000         -         -
 Michael J. Shea      -        -     20,000        -0-          -         -


EMPLOYMENT AND OTHER AGREEMENTS

          The Company had an employment agreement dated December 1, 1994 with Mr. Katz, providing for his employment as President of the Company for a three-year rolling term. His annual base salary under the agreement was $400,000. Upon termination without cause, the contract provided for a lump sum severance payment ("Severance Payment") equal to 300% of his base salary in effect at the time of such termination plus his target bonus for the current year (50% of base salary for 1996). The agreement also provided for continued medical and other benefits for three years and additional severance in the event of termination following a "change of control." In addition the agreement provided that his benefits under the Company's ERISA Excess Plan and Supplemental ERISA Excess Plan were to be computed on a final pay formula rather than a career average formula. As of October 4, 1996, Mr. Katz resigned from the offices of President and Chief Executive Officer and entered into a negotiated Retirement Agreement that terminated the employment agreement except for provisions preserving (i) the continuation of medical and other benefits for three years following termination, (ii) his right to a "gross-up payment" in the event he is subject to a surtax on any excess parachute payment, (iii) his agreement not to disclose confidential information and (iv) his agreement not to compete with the Company for one year. Under the Retirement Agreement Mr. Katz received a payment of $506,447 and 200,000 shares of the Company's common stock on October 4, 1996. He was due to receive payments of $356,445 plus accrued interest on January 3, and April 4, 1997, each; however such amounts have not been paid.

     On October 5, 1996, Mr. Swanson was elected as Chief Executive Officer of the Company in addition to his continuing duties as Chairman of the Board of Directors. The Company entered into an Amended and Restated Agreement ("Engagement Agreement") with Mr. Swanson providing, among other terms, for (i) continuation of his $15,000 annual retainer as a director, payable in stock, $2,000 per year in cash for service as Chairman of the Executive Committee, and $500 in cash for attending each meeting of the Board or any Board committee of which he is a member (ii) $1,000 in cash plus $1,000 in Company stock for each day up to a maximum of 150 days per calendar year for services rendered as Chief Executive Officer and Chairman of the Board of Directors, (iii) a stock option for 500,000 shares of common stock at an exercise price of $1.375 per share and (iv) the issuance to Mr. Swanson of 100,000 shares of common stock. The agreement also provided for stock bonuses based upon increases in stock values and severance upon termination by the Company without cause. Mr. Swanson resigned as Chief Executive Officer effective February 7, 1997 and his Engagement Agreement was terminated; however, the Company agreed to continue to pay Mr. Swanson at the rate of $2,000 per day for services rendered as Chairman of the Board of Directors.

     Effective April 3, 1997 Mr. Swanson's prior agreements were restated to provide among other terms, for continuation of his compensation as a director, including attendance fees, plus $2,000 per day for up to 40 days from April 3, 1997 to July 7, 1997 and up to 60 days from July 8, 1997 to December 31, 1997. The term of the restated agreement expires on the earlier of December 31, 1997 or the date upon which JELD-WEN or an affiliate sells or disposes of its position as a lender to the Company ("Termination Date"). In the event of termination by either the Company or Mr. Swanson prior to the Termination Date, Mr. Swanson will receive $200,000 less amounts previously paid as per diem compensation.

     Thomas E. Arnold had a consulting agreement with the Company, dated February 16, 1996, to raise capital from borrowings secured by or proceeds from the sale of the Eastern Division stores. The Company paid Mr. Arnold a retainer of $15,000 and if he had been successful, a success fee of 2 1/2% of the funds received by the Company would have been payable. In addition on April 15, 1997 the Company engaged Mr. Arnold to supervise the Company's Chapter 11 proceeding at a rate of $2,000 per day plus certain other benefits to be incorporated into an agreement, which will be subject to approval by the Bankruptcy Court. No fees, other than the $15,000 retainer, were paid to Mr. Arnold for consulting services in 1996.

     Mr. Shea left the Company on March 3, 1997. He had an Amended and Restated Employment and Severance Agreement dated December 12, 1996 that provided for a lump sum severance payment equal to his annual base salary of $200,000 upon termination by the Company and 200% of such amount upon termination following certain events. In addition, he had been awarded a bonus of 10,000 shares of the Company's common stock subject to a restricted stock agreement dated in November 1995. The restricted stock agreement provided for forfeiture of the stock in the event he resigned prior to April 25, 1998 unless the Company agreed to waive such forfeiture. Mr. Shea was also awarded a bonus of $40,000 on January 16, 1997 pursuant to an agreement to repay such amount if he left the employment of the Company prior to May 30, 1997. Neither the 10,000 shares of the Company's stock nor the $40,000 bonus has been returned to the Company; however, the Company has withheld certain amounts otherwise due to Mr. Shea to partially off-set such amounts and other obligations due by Mr. Shea to the Company.

     The Company also awarded bonuses to Messrs. Ford and Ryan on January 16, 1997 in the amounts of $76,800 and $20,000, respectively pursuant to agreements providing for forfeiture of such amounts in the event they leave the employment of the company before May 30, 1997. Mr. Ryan also has been advised by the Company that he will receive his normal severance (annual salary plus bonus) in a lump sum payment plus an additional amount equal to his target bonus ($36,250) if he does not leave the Company prior to December 31, 1997. In addition he was advised that the Company would continue his medical and certain other benefits for six months following an involuntary termination.

     The Company has an employment agreement with Mr. Kent providing for his employment for a two-year rolling term. Mr. Kent's minimum salary under his agreement $167,700. In addition, upon involuntary termination without cause he would be entitled to severance equal to his annual salary plus any bonus received within the preceding 12-month period. Upon such a termination or a constructive termination, following a change in control, he would be entitled to 200% of the greater of (i) his annual salary plus any bonus received within the preceding 12 months and (ii) the average of his annual base salary plus bonuses paid during the preceding three years.


 COMPENSATION OF DIRECTORS

          Pursuant to the 1995 Directors Stock and Option Plan, each director who is not an employee of the Company receives, as an annual fee payable in Common Stock of the Company having an equivalent market value on the date of issuance of $15,000. In addition, each such new Director receives a nonqualified stock option to purchase 25,000 shares of the Company's Common

 Stock at an exercise price equal to the fair market value of such stock on the date the option is granted. Each option is immediately exercisable as to 5,000 shares and will become exercisable to the extent of an additional 5,000 shares on each of the four succeeding anniversaries of the date the option is granted. The options expire ten years from the date of the grant.

     In addition, each director who is not an employee of the Company receives an attendance fee of $500 for each meeting at which he is present in person and $200 for each telephonic meeting lasting more than one hour. The Chairman of each committee of the Board of Directors receives an annual fee of $2,000. Each member of a committee (other than an employee of the Company) receives an attendance fee of $500 for each meeting at which he is present in person and $200 for each telephonic meeting lasting more than one hour. Directors are reimbursed for expenses incurred in performing their duties.

     Mr. Swanson was elected non-executive Chairman of the Board of Directors on November 23, 1994. In connection with such election, Mr. Swanson entered into a consulting agreement with the Company. Pursuant to this agreement, in 1995 Mr. Swanson received a one-time grant of an option covering 50,000 shares of the Common Stock of the Company Prior to his agreement effective October 5, 1996 (see above under "Employment and Other Agreements"), Mr Swanson received for each day that he worked on the affairs of the Company, up to a maximum of 90 days per calendar year, shares of Common Stock of the Company having a fair market value on the last day of each calendar quarter equal to $1,000 and $1,000 in cash. He received $136,000 and 176,152 shares of Common Stock of the Company for services in 1996 in addition to the 100,000 shares received upon becoming Chief Executive Officer in October 1996.


 Item 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 MANAGEMENT AND DIRECTORS

     The following table sets forth the beneficial ownership, reported to the Company as of March 30, 1997, of Common Stock of the Company, including shares as to which the right to acquire ownership exists by the exercise of stock options, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"), of each director, the current chief executive officer, each of the "Named Executive Officers" as defined above under "Compensation of Executive Officers," and all directors and executive officers as a group.


                                             Number of Shares of  Percent of
 Name                                         Common Stock (1)(3)  Class (2)
 -------------------------------------------  -------------------  ---------
 Thomas E. Arnold, Jr.......................         19,873            *
 Russell N. Cox.............................         30,440            *
 Thomas A. Ford.............................         42,500            *
 Sydney L. Katz.............................         --0---
 Richard E. Kent............................         97,000            *
 Seymour Kroll..............................         --0---            *
 Arthur S. Ryan.............................         63,100            *
 Theodore H. Schnormeier....................         39,047            *
 Michael J. Shea............................         --0---
 Robert K. Swanson..........................        525,296           1.8%
 Richard L. Wendt...........................      3,147,200          10.0%
 Lawrence V. Wetter.........................         39,047            *
 Dr. Abraham Zaleznik.......................         30,873            *

 All of the directors and executive officers
 as a group (13 persons) ................         4,034,376          13.0%


 Information with respect to stock ownership has been furnished by the persons named or reported by reference to filings with the Securities and Exchange Commission, except with respect to Messrs. Katz and Shea, whose holdings are based solely upon ownership of record (see also "Employment and other Agreements")

<F1>
 (1) The persons named have sole voting and investment power with respect to shares listed.

<F2>
 (2) Asterisks indicate beneficial ownership of less than 1% of the outstanding Common Stock.

<F3>
 (3) Stock beneficially owned includes the following shares which may be acquired upon the exercise of options within 60 days of March 31, 1997, as follows: Mr. Arnold -- 5,000 shares; Mr. Cox -- 10,000 shares; Mr. Ford -- 34,000 shares; Mr. Kent -- 95,000 shares; Mr. Ryan --50,000 shares; Mr. Schnormeier -- 5,000 shares; Mr. Swanson -- 30,000 shares; Mr. Wendt -- 5,000 shares; Mr. Wetter -- 5,000 shares; Dr. Zaleznik -- 5,000 shares; and the group -- 235,000 shares. Not included are shares which may be acquired upon the exercise of options which are not presently exercisable by May 31, 1997 as follows: Mr. Arnold 20,000 shares; Mr. Cox 15,000 shares; Mr. Ford 115,000 shares; Mr. Kent -- 3,000 shares; Mr. Ryan 3,000 shares; Mr. Swanson --545,000 shares; Messrs. Schnormeier, Wendt, Wetter Zaleznik 20,000 shares each; and the group -- 781,000 shares.

<F4>
 (4) The percentage of outstanding Common Stock held by all directors and executive officers as a group has been calculated on the basis of 27,978,074 shares of Common Stock outstanding on March 30, 1997, plus 742,000 shares of Common Stock subject to stock options exercisable by May 31, 1997 held by such group.

<F5>
 (5) Mr. Katz resigned as President and Chief Executive Officer of the Company on October 4, 1996 and Mr. Shea, Executive Vice President and Chief Financial Officer of the Company, left the Company on March 3, 1997 (See Employment and Other Agreements).

RETIREMENT PLANS

      The Company has a non-contributory defined benefit pension plan (the "Pension Plan"), which covers substantially all of its employees and an ERISA Excess Plan (the "EEP"), to preserve certain benefits for employees whose retirement benefits under the Pension Plan are affected by limitations imposed by the Internal Revenue Code.

     The following table shows the estimated annual benefits payable upon retirement at age 65 under the Pension Plan as supplemented by the EEP for services performed and compensation earned through December 31, 1996 on a 100% straight-life annuity basis to persons in specified remuneration and years-of- service classifications. The straight-life annuity benefit is approximately 110% of the 10-year certain benefit. Such benefits reflect a reduction for annual earnings below $21,800 in 1997 to recognize in part the Company's cost of Social Security benefits related to credited service under the Pension Plan.


                                        Years of Service
    Annual       ----------------------------------------------------------
 Compensation    10 Years  15 Years  20 Years  25 Years  30 Years  35 Years
 ------------    --------  --------  --------  --------  --------  --------
 $   50,000      $  6,103  $  8,681  $ 11,310  $ 13,938  $ 16,567  $ 19,195
    100,000        12,844    18,275    23,807    29,338    34,870    40,401
    150,000        19,584    27,869    36,304    44,738    53,173    61,608
    200,000        26,325    37,463    48,801    60,138    71,476    82,814
    250,000        33,066    47,056    61,297    75,539    89,780   104,021
    300,000        39,807    56,650    73,794    90,939   108,083   125,227
    350,000        46,547    66,244    86,291   106,339   126,386   146,434
    400,000        53,288    75,838    98,788   121,739   144,689   167,640
    500,000        66,770    95,025   123,782   152,539   181,296   210,053
    600,000        80,251   114,213   148,776   183,339   217,903   252,466
    700,000        93,733   133,401   173,770   214,140   254,509   294,879
    800,000       107,214   152,588   198,764   244,940   291,116   337,292
    900,000       120,696   171,776   223,758   275,740   327,722   379,704
  1,000,000       134,177   190,963   248,752   306,540   364,329   422,117



 Reference earnings ("Reference Earnings") covered by the Pension Plan, and EEP include all direct compensation payments, including overtime, bonuses, commissions and similar payments. Reference Earnings for any year are determined by reference to payments made during the year, whereas compensation set forth in the Summary Compensation Table is determined by reference to payments, whether made during the year or thereafter, for services during the year. In 1996, Reference Earnings for the Named Executive Officers were substantially (within a 10% variance) the same as the annual compensation (salary and bonus) reported in the Summary Compensation Table.

     Benefits are based upon the average of the highest five of the last ten years for service prior to 1991 and upon annual reference earnings for each year thereafter. The Summary Compensation Table does not include the value of retirement benefits earned in 1996.

     As of December 31, 1996 the years of credited service for the employees named in the Cash Compensation Table above were: Sydney L. Katz, 13 years, Thomas A. Ford, 23 years, Richard E. Kent, 26 years and Arthur S. Ryan, 9 years. For purposes of the portion of the Pension Plan formula determined on a final average pay basis for service prior to 1991, supplemented by the EEP, the covered compensation for service prior to 1991 of Messrs. Ford, Kent and Ryan are $75,060, $184,823, and $105,791, respectively. Mr. Kent received lump sum benefits under the Pension Plan at age 65 in each of 1994 and 1995 and has not accrued any additional benefit since 1995. Mr. Katz is entitled to a retirement benefit computed on a final average pay basis for his entire credited service. Mr. Shea does not have any vested benefit under the plan.


                     REPORT OF COMPENSATION COMMITTEE

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


 ANNUAL BONUS

      The Company's executive officers are eligible for an annual cash bonus awarded by reference to an operating income plan for the Company and, where appropriate, for a division of the Company. Target bonus levels for all executives, including the President, are periodically evaluated by the Committee to ensure that they represent competitive pay opportunities for comparable executives in the retail industry. In 1996, such target percentage rates ranged from 25% to 50% for executive officers of the Company, with Mr. Katz assigned a 50% opportunity. Bonuses for executive officers are awarded as a percentage of the target bonus, ranging in 1996 from 0% to 200% of the target bonus upon achievement of scaled percentages of the applicable operating income plan for the last three quarters of the year.

      In 1996, the Company did not achieve its corporate operating income plan, however, bonuses were paid to certain executive officers, including certain Named Executive Officers, in recognition of strong performance, and contributions to the Company during a difficult year. Special bonus awards are considered by the Company to be non-recurring and outside the criteria typically utilized in considering pay competitiveness.

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

      The Committee has endeavored to motivate executives by granting options that present executives an opportunity for significant gains commensurate with gains in stockholder values. Options for an aggregate of 1,022,500 shares were granted in 1996. The only stock options granted to Named Executive Officers in 1996 were granted in August 1996 to Mr. Katz for 200,000 shares and to Mr. Ford for 100,000 shares at an exercise price of $1.625 per share and in October 1996 to Mr. Swanson for 520,000 shares at $1.375 per share, which option, however, is subject to stockholder approval. The grant to Mr. Katz was immediately exercisable.

  The Plan expired in September 1996, and no further options may be granted under the plan.

      In 1995, the Company also adopted the 1995 Restricted Stock Plan whereby awards of Common Stock will be issued to officers and key employees as an incentive to increase the profitability of the Company. In 1996, the Board of Directors approved awards under the Plan for an aggregate of 21,000 shares of Common Stock to key employees, executive officers did not receive any shares under the Plan in 1996.

 CONCLUSION

      The programs described above correlate a significant portion of the Company's executive compensation to individual and corporate performance and stock price appreciation. During 1996 the Compensation Committee was composed of Russell Cox, John R. Grey, and Stephen Oresman until June of 1996 when Mr. Oresman resigned as a director. He was replaced on the Committee by Leo Kahn and in February 1997 the Committee was reconstituted.

      The Company does not have an Option Plan for corporate and divisional officers. The Company has considered an omnibus plan for incentive awards, but further consideration has been deferred until the Company's financial recovery is confirmed.

            The Compensation Committee

            Richard L. Wendt, Chairman
            Larry V. Wetter
            Dr. Abraham Zaleznik

PRINCIPAL STOCKHOLDERS

      The following table sets forth the name and address of the only persons known to the Company to beneficially own more than 5% of the Common Stock as of March 31, 1997, the number of shares beneficially owned and the percentage so owned:


    NAME AND ADDRESS OF        SHARES BENEFICIALLY           PERCENT OF
     BENEFICIAL OWNER                 OWNED              OUTSTANDING SHARES
 -------------------------     -------------------     --------------------
 Richard L. Wendt                  3,147,200                    11%
 3250 Lakeport Blvd.
 Klamath Falls, OR  97601


 Merrill Lynch & Co., Inc.         2,284,000                     8
 World Financial Center,
 North Tower
 250 Vesey Street
 New York, NY  10281

 Pioneering Management Corp.       2,235,000                     8
 60 State Street
 Boston, MA  02109



              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 7, 1997 the Company and two of its subsidiaries filed voluntary petitions in the United States District Court for the District of Delaware for debtor-in-possession reorganization under Chapter 11 of the Bankruptcy Code.

      The Bankruptcy Court has approved debtor-in-possession financing by G.D.I. Company, Inc. to fund the Company's operations through the Chapter 11 proceeding. The financing is described in the Company's report on Form 8-K, dated April 22, 1997, which is incorporated herein by reference.

      The Company purchases windows from Wenco Industries, Inc. ("Wenco"), a major manufacturer of windows and doors and an affiliate of Richard L. Wendt, JELD-WEN, inc. and G.D.I. Company Inc. In 1996 purchases of approximately $7.5 million were made at prices competitive in the market. The terms of the transactions have been at least as favorable as those that would have been obtained from unaffiliated third parties. The Company continues to purchase windows from Wenco on such competitive terms, and is negotiating a product supply agreement with JELD-WEN.

Part IV

 Item 14c.  EXHIBITS


 Exhibit
 Number

 10(iii)(o)-3  Second Amended and Restated Agreement, dated April 3, 1997 between Grossman's Inc. and Robert K. Swanson, filed herewith.

                              SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GROSSMAN'S INC.
                                               Company

 Date:  April 30, 1997              By /s/ Steven L. Shapiro
                                       ------------------------------
                                       Steven L. Shapiro
                                       Vice President - Controller
                                       (Principal Accounting Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                    Title                        Date
       ---------                    -----                        ----
 /s/ Robert K. Swanson           Chairman of the Board         April 30, 1997
 -----------------------------
 Robert K. Swanson

 /s/ Seymour Kroll               President and Chief           April 30, 1997
 -----------------------------   Executive Officer
 Seymour Kroll                   (Principal Executive
                                 Officer)

 /s/ Steven L. Shapiro           Vice President - Controller   April 30, 1997
 -----------------------------   (Principal Accounting
 Steven L. Shapiro               Officer)


 /s/ Thomas E. Arnold, Jr.
 -----------------------------   Director                      April 30, 1997
 Thomas E. Arnold, Jr.

 /s/ Russell Cox                 Director                      April 30, 1997
 -----------------------------
 Russell Cox

 /s/ Theodore H. Schnormeier     Director                      April 30, 1997
 -----------------------------
 Theodore H. Schnormeier

 /s/ Richard L. Wendt            Director                      April 30, 1997
 -----------------------------
 Richard L. Wendt

 /s/ Larry V. Wetter             Director                      April 30, 1997
 -----------------------------
 Larry V. Wetter

 /s/ Dr. Abraham Zaleznik        Director                      April 30, 1997
 -----------------------------
 Dr. Abraham Zaleznik
                                    16
