Form 10-Q
period 1997-03-31
GROSSMANS INC
filed 1997-05-15
CIK 33798

                                CONFORMED

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

 (Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        AND EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1997

                                   or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        AND EXCHANGE ACT OF 1934

 For the transition period from __________________ to _____________________
 Commission file number 1-542

                                GROSSMAN'S INC.
 --------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Delaware                                 38-0524830
 -----------------------------------------          -----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      in corporation or organization)                 Identification No.)

              45 Dan Road
           Canton, Massachusetts                             02021
 -----------------------------------------          -----------------------
 (Address of principal executive offices)                 (Zip Code)

                                 (617) 830-4000
 --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
 --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X    No

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
 securities under a plan confirmed by a court.  Yes     No

      The Company filed a Voluntary Petition pursuant to the provisions of Chapter 11 of the U.S. Bankruptcy Court on April 7, 1997. No plan has been submitted to the Court.

      Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - $.01 Par Value - 27,978,074 shares as of May 15, 1997.

                             GROSSMAN'S INC.
                                FORM 10-Q
                      QUARTER ENDED MARCH 31, 1997

                                  INDEX


                                                                Page Number
                                                                -----------

 PART I. FINANCIAL INFORMATION
 -----------------------------

 ITEM 1. FINANCIAL STATEMENTS

   GROSSMAN'S INC. AND SUBSIDIARIES
    Consolidated Balance Sheets
      March 31, 1997, December 31, 1996 and March 31, 1996..........    3

    Consolidated Statements of Operations
      Three Months Ended March 31, 1997 and 1996....................    5

    Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1997 and 1996....................    6

    Notes to Unaudited Interim Consolidated Financial Statements....    7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................   12


 PART II. OTHER INFORMATION
 --------------------------

 ITEM 1. LEGAL PROCEEDINGS..........................................   18

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................   18

 SIGNATURES.........................................................   19

 PART I. FINANCIAL INFORMATION
 -----------------------------


 ITEM 1. FINANCIAL STATEMENTS



                    GROSSMAN'S INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)


                                    March 31,    December 31,    March 31,
                                      1997          1996           1996
                                    ---------    ------------    ---------
 ASSETS
 ------
 CURRENT ASSETS
  Cash and cash equivalents          $  4,702      $  1,058      $  1,745
  Receivables, less allowance of
    $3,602 at March 31, 1997,
    $2,810 at December 31, 1996
    and $3,041 at March 31, 1996
    for doubtful accounts               4,625        10,710        20,604
  Inventories                          39,360        56,662        53,106
  Property held for sale               11,139        15,199         4,500
  Other current assets                  3,265         1,559         2,852
                                     --------      --------      --------
    Total current assets               63,091        85,188        82,807

 PROPERTY, PLANT AND EQUIPMENT,
  net of accumulated depreciation
  of $16,696 at March 31, 1997,
  $16,114 at December 31, 1996 and
  $14,608 at March 31, 1996            25,150        25,549        50,955
 PROPERTY HELD FOR SALE                    -             -         31,294
 PREPAID PENSION ASSET                  9,466         9,536            -
 OTHER ASSETS                           2,874         3,168         1,188
                                     --------      --------      --------
    TOTAL ASSETS                     $100,581      $123,441      $166,244
                                     ========      ========      ========


 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.



                    GROSSMAN'S INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share data)
                               (Unaudited)



                                     March 31,    December 31,   March 31,
                                       1997          1996          1996
                                     ---------    ------------   ---------
 LIABILITIES AND
 STOCKHOLDERS' INVESTMENT

 CURRENT LIABILITIES
  Accounts payable and accrued
   liabilities                        $ 59,061      $ 60,229      $ 97,040
  Accrued interest                         459           397         1,829
  Revolving term note payable           21,359        30,024            -
  Current portion of long-term debt
    and capital lease obligations       11,331        12,228        22,986
                                      --------      --------      ---------
     Total current liabilities          92,210       102,878       121,855

 REVOLVING TERM NOTE PAYABLE                -             -             68
 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                              358           634         2,002
 PENSION LIABILITY                          -             -          8,206
 OTHER LIABILITIES                       7,238         7,241        15,005
                                      ---------     ---------     ---------
    Total liabilities                   99,806       110,753       147,136

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' INVESTMENT
  Common stock, $.01 par value:
   Shares authorized - 50,000
   Shares issued - 27,930 in 1997,
   27,676 at December 31, 1996
   and 26,137 at March 31, 1996            279           277           261
  Additional paid-in-capital           157,931       157,825       155,762
  Retained earnings (deficit)         (157,435)     (145,414)     (118,893)
  Minimum pension liability                 -             -        (16,476)
  Cumulative foreign currency
   translation adjustment                   -             -         (1,442)
  Less 43 shares in treasury at
   March 31, 1996, at cost                  -             -           (104)
                                      ---------     ---------     ---------
     Total stockholders' investment        775        12,688        19,108
                                      ---------     ---------     ---------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' INVESTMENT         $100,581      $123,441      $166,244
                                      =========     =========     =========

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.



                    GROSSMAN'S INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                  -----------------------
                                                    1997           1996
                                                    ----           ----
 SALES                                            $ 49,375      $112,981
 COST OF SALES                                      39,358        86,481
                                                  ---------     ---------
   Gross Profit                                     10,017        26,500

 OPERATING EXPENSES
   Selling and administrative                       20,864        38,034
   Depreciation and amortization                     1,022         1,849
   Store closing expense                                -         40,150
   Preopening expense                                  134           361
                                                  ---------     ---------
                                                    22,020        80,394
                                                  ---------     ---------
 OPERATING LOSS                                    (12,003)      (53,894)

 OTHER EXPENSES (INCOME)
   Interest expense                                    687         1,620
   Net gain on disposals of property                    -            (27)
   Other                                              (669)       (1,008)
                                                  ---------     ---------
                                                        18           585
 EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE         -            208
                                                  ---------     ---------
 LOSS BEFORE INCOME TAXES                          (12,021)      (54,687)
 PROVISION FOR INCOME TAXES                             -             -
                                                  ---------     ---------
 NET LOSS                                         $(12,021)     $(54,687)
                                                  =========     =========

 NET LOSS PER COMMON SHARE
   (PRIMARY AND FULLY DILUTED)                    $  (0.43)     $  (2.10)
                                                  =========     =========
 WEIGHTED AVERAGE SHARES AND EQUIVALENT
   SHARES OUTSTANDING (PRIMARY AND FULLY DILUTED)   27,818        26,089
                                                  =========     =========


 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.



                    GROSSMAN'S INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands, except per share data)
                               (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1997          1996
                                                      ----          ----
 OPERATING ACTIVITIES:
 Net loss                                          $(12,021)     $(54,687)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                      1,022         1,849
   Net gain on disposals of property                     -            (27)
   Provision for losses on accounts receivable        1,676           465
   Provision for store closings                          -         40,150
   Undistributed loss of unconsolidated affiliate        -            208
   (Increase) decrease in assets:
    Receivables                                       4,409         3,071
    Inventories                                      17,302        35,572
    Note receivable and other assets                 (1,339)       13,507
   (Decrease) in accounts payable and
    accrued and other liabilities                    (1,109)       (7,603)
                                                   ---------     ---------
    Total adjustments                                21,961        87,192
                                                   ---------     ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           9,940        32,505

 INVESTING ACTIVITIES:
  Capital expenditures                                 (204)       (1,550)
  Proceeds from sales of property, net                3,641         2,474
  Investment in unconsolidated affiliate                 -           (200)
                                                   ---------     ---------
  NET CASH PROVIDED BY INVESTING ACTIVITIES           3,437           724

 FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease
   obligations                                       (1,173)       (1,244)
  Net repayments of revolving term note payable      (8,665)      (32,776)
  Issuance of common stock                              105            -
                                                   ---------     ---------
  NET CASH (USED FOR) FINANCING ACTIVITIES           (9,733)      (34,020)

 Net increase (decrease) in cash and cash
  equivalents                                         3,644          (791)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,058         2,536
                                                   ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  4,702      $  1,745
                                                   =========     =========

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                      GROSSMAN'S INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997

 NOTE 1 - BASIS OF PRESENTATION
 ------------------------------

 On April 7, 1997, the Company and two of its wholly owned affiliates, GRS Holding Company, Inc. and GRS Realty Company, filed Chapter 11 bankruptcy petitions under Title 11 of the United States Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company will continue to operate as a debtor-in-possession while pursuing a reorganization plan to restructure operations and the Company's capitalization. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business, without approval, after notice and hearing, of the Court. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, the amounts and classification of liabilities which may be allowed in the Chapter 11 plan, or the ultimate capitalization of the Company.

 The accompanying Unaudited Interim Consolidated Financial Statements have been prepared on a going concern basis in conformity with generally accepted accounting principles applied on a consistent basis and, in the opinion of management, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year.

 These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K of Grossman's Inc. for the year ended December 31, 1996. The balance sheet as of December 31, 1996 has been derived from the audited financial statements as of that date.

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

 NOTE 2 - REFINANCING AND PROJECTED REORGANIZATION
 -------------------------------------------------

 In each of the past four years, the Company has downsized its operations and closed stores. Net losses were reported in each of these years and significant operating losses were reported in the past two years. The largest group of store closings occurred in March 1996 when the Company closed its 60 store Grossman's Division. Inventory shortages were experienced in all divisions prior to and shortly after these store closings, and sales results following the closure of the Grossman's Division were harmed through the remainder of 1996. During early January 1997, limited availability under the Company's revolving credit agreement, combined with operating deficits, resulted in an inability to meet current obligations.

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

 On March 4, 1997, the Company announced an agreement with GDI Company, Inc. ("GDI"), a subsidiary of JELD-WEN, pursuant to which GDI purchased the $4 million convertible note payable by GRS to Combined Investors LLP, an affiliate of Gordon Brothers Partners, Inc. Following the purchase, $1.1 million of segregated cash collateral from the sale of real estate was released to the Company. The funds received by the Company also included $1.99 million pursuant to a note secured by three parcels of real estate of GRS Realty, Inc. ("GRS"), previously pledged to secure the $4 million note.

 Following the loan from GDI Company, Inc., Congress Financial Corporation ("Congress") amended its credit agreement with the Company and provided the Company an additional $10 million, guaranteed and supported by a stand-by letter of credit obtained by an affiliate of JELD-WEN, in favor of Congress, and $5 million of real estate previously pledged to secure the $4 million note. The total $13.1 million of proceeds received were used for essential expenses and the restocking of inventories. This loan was refinanced, as discussed below.

 On April 8, 1997, first day orders granting the Company authority to pay employees, honor customer practices and take certain other actions which assist business operations in Chapter 11 were entered by the Court. Pursuant to interim financing orders entered by the Court on April 9 and 10, 1997, Congress, Grossman's principal pre-bankruptcy revolving credit lender, continued to extend credit on essentially pre-bankruptcy terms under a revolving loan facility, and GDI made available up to $11 million in advances of which the Company drew approximately $6 million as of April 30, 1997.

 -------------------------------------------------------------

 On April 30, 1997, GDI purchased the Congress loan and collateral position, with the exception of a $1 million senior lien on inventory and receivables retained by Congress, related to a termination fee in dispute. Congress also received a release from the Company as part of the assignment of its loans. The loan and security agreement was amended and restated, and under the terms of the final amended DIP financing facility from GDI, availability is calculated on a borrowing base of 60% of eligible inventory plus 80% of eligible accounts receivable. There is also an available overadvance above this borrowing base of $11 million, which is currently subject to a $1 million reserve pending resolution of the disputed Congress termination fee. The interest rate for the DIP facility is prime plus 1.00% and the maximum amount which can be borrowed is $50 million (or if less, the sum of the borrowing base and the overadvance). This GDI DIP facility is in addition to the $5.99 million of pre-petition real estate loans held by GDI.

 Both the final DIP facility and the assignment of the loan from Congress to GDI were approved by the Court on April 30, 1997.


 NOTE 3 - 1996 STORE CLOSINGS
 ----------------------------

 In March 1996, the Company announced a restructuring and refinancing plan under which its 60 Grossman's stores, located in eight Northeastern states, were closed and a $40.2 million restructuring charge was recorded.


 NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
 -------------------------------------------------


 Accounts payable and accrued liabilities consist of the following (in thousands):


                                       March 31,   December 31,   March 31,
                                        1997          1996         1996
                                      ---------   ------------   ---------
 Accounts payable                      $39,243       $37,856      $55,448
 Accrued salaries, wages,
  commissions and related taxes          2,403         2,857        4,853
 Accrued income and franchise taxes        264           245          318
 Accrued taxes other than income
  and franchise                          1,732         3,218        2,921
 Accrued store closing costs             6,177         4,322       15,813
 Accrued insurance                       6,769         7,403       11,136
 Other accrued liabilities               2,473         4,328        6,551
                                       -------       --------     -------
                                       $59,061       $60,229      $97,040
                                       =======       =======      =======

 NOTE 5 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
 ------------------------------------------------------


 Long-term debt consists of the following (in thousands):


                                      March 31,  December 31,   March 31,
                                        1997         1996         1996
                                      ---------  ------------  ----------
 14% Debentures, paid April 1996       $    -       $    -       $16,201
 Convertible notes payable, due
  April 1999                             1,500        1,500           -
 Non-convertible notes payable,
  due April 1999                         3,011        2,971           -
 Mortgage notes                          5,811        6,552        3,419
 Other notes payable                       185          224          386
 Capital lease obligations               1,142        1,615        4,982
                                       -------      -------      -------
                                        11,689       12,862       24,988

 Less current portion                   11,331       12,228       22,986
                                       -------      -------      -------
                                       $   358      $   634      $ 2,002
                                       =======      =======      =======



 At March 31, 1997, cash borrowings under the Company's loan and security agreement totalled $21.4 million and outstanding standby letters of credit totalled $5.2 million. The maximum borrowings under this agreement during the three months ended March 1997 were $35.4 million, including letters of credit of $5.4 million. The maximum borrowings under the loan and security agreement in effect for the three months ended March 31, 1996 were $52.3 million, including letters of credit of $9.2 million. The weighted average annual interest rates on such borrowings in the first quarters of 1997 and 1996 were 8.8% and 11.6%, respectively. At March 31, 1997, the loan and security agreement provided for borrowings of $21.7 million.

 See Note 2 for discussion of restructuring of the loan and security agreement, and subsequent termination and replacement of the agreement with debtor-in-possession financing.


 NOTE 6 - OTHER LIABILITIES
 --------------------------


 Other long-term liabilities consist of the following (in thousands):


                                      March 31,   December 31,   March 31,
                                        1997         1996          1996
                                      ---------   ------------   ---------
 Accrued insurance claims              $6,129        $6,129       $ 6,281
 Accrued store closing costs              768           768         8,332
 Other accrued liabilities                341           344           392
                                       ------        ------       -------
                                       $7,238        $7,241       $15,005
                                       =======       ======       =======

 NOTE 7 - EARNINGS PER SHARE
 ---------------------------

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate all prior periods. FAS 128 simplifies the previous standard for computing EPS and replaces the presentation of primary and fully diluted EPS with the presentation of basic and diluted EPS. The basic EPS calculation will not include the dilutive effects of stock options, previously included in the determination of primary EPS. As a result, in profitable periods the Company's basic EPS calculation will exceed primary EPS. The calculation of diluted EPS will not differ materially from fully diluted EPS. The differences between the FAS 128 calculations, as compared to primary and fully diluted EPS, for the first quarters of 1996 and 1997 are not material.

ITEM 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FINANCIAL CONDITION

 MARCH 31, 1997 COMPARED WITH DECEMBER 31, 1996
 ----------------------------------------------

 INTRODUCTION

 This discussion should be read in conjunction with the financial statements contained in Item 1 hereof, and the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

 PETITION FOR RELIEF UNDER CHAPTER 11

 On April 7, 1997 (the "Petition Date"), the Company and two of its wholly owned affiliates, GRS Holding Company, Inc. and GRS Realty Company, Inc., filed Chapter 11 petitions for reorganization under Title 11 of the United States Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession, subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company will continue to operate its business as a debtor-in-possession while pursuing a reorganization plan to restructure operations and the Company's capitalization. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business, without the approval, after notice and hearing, of the Court.

 The Chapter 11 filing results in an automatic stay of the commencement or prosecution of claims against the Company that arose before the Petition Date. Until a reorganization plan is confirmed by the Court, payments of pre-petition liabilities will be limited to those payments approved by the Court. As a result of the filing, the Company may sell or otherwise realize assets and liabilities for amounts other than those reflected in the financial statements. In addition, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, the amounts and classification of liabilities which may be allowed in the reorganization plan, or the ultimate capitalization of the Company.

 In each of the past four years, the Company has downsized its operations and closed stores. Net losses were reported in each of these years and significant operating losses were reported in both 1995 and 1996. The largest group of store closings occurred in March 1996 when the Company closed its 60 store Grossman's Division. Inventory shortages were experienced in all divisions prior to and shortly after these store closings, and sales results following the closure of the Grossman's Division were harmed through the remainder of 1996. During early January 1997, limited availability under the Company's revolving credit agreement, combined with operating deficits, resulted in an inability to meet obligations.

 ----------------------------------------------------------

 On January 22, 1997, the Company announced that it was experiencing a severe liquidity shortage. The Company also announced that it was exploring all available options, including seeking protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. For a period of approximately six weeks, during which the Company sought, negotiated and obtained interim financing, almost no inventory was received from suppliers.

 On March 4, 1997, the Company announced an agreement with GDI Company, Inc. ("GDI"), a subsidiary of JELD-WEN, pursuant to which GDI purchased the $4 million convertible note payable by GRS to Combined Investors LLP, an affiliate of Gordon Brothers Partners, Inc. Following the purchase, $1.1 million of segregated cash collateral from the sale of real estate was released to the Company. The funds received by the Company also included $1.99 million pursuant to a note secured by three parcels of real estate of GRS Realty, Inc. ("GRS"), previously pledged to secure the $4 million note.

 Following the loan from GDI Company, Inc., Congress Financial Corporation ("Congress") amended its credit agreement with the Company and provided the Company an additional $10 million, guaranteed and supported by a stand-by letter of credit obtained by an affiliate of JELD-WEN, in favor of Congress, and $5 million of real estate previously pledged to secure the $4 million note. The total $13.1 million of proceeds received were used for essential expenses and the restocking of inventories. This loan was refinanced, as discussed below.

 Funding levels under the interim financing provided by GDI and Congress did not allow for the purchase of inventory sufficient to restock the Company's stores.

 Pursuant to interim financing orders entered by the Court on April 9 and 10, 1997, Congress Financial Corporation, Grossman's principal pre-bankruptcy revolving credit lender, continued to extend credit on essentially pre-bankruptcy terms under a revolving loan facility, and GDI made available up to $11 million in advances of which the Company drew approximately $6 million as of April 30, 1997.

 On April 30, 1997, GDI purchased the Congress loan and collateral position, with the exception of a $1 million senior lien on inventory and receivables retained by Congress, related to a termination fee in dispute. Congress also received a release from the Company as part of the assignment of its loans. The loan and security agreement was amended and restated, and under the terms of the final amended DIP financing facility (the "DIP facility") from GDI, availability is calculated on a borrowing base of 60% of eligible inventory plus 80% of eligible accounts receivable. There is also an available overadvance above this borrowing base of $11 million, which is currently subject to a $1 million reserve pending resolution of the disputed Congress termination fee. The interest rate for the DIP facility is prime plus 1.00% and the maximum amount which can be borrowed is $50 million (or if less, the sum of the borrowing base and the overadvance). This GDI DIP facility is in addition to the $5.99 million of pre-petition real estate loans held by GDI.

 Both the final DIP facility and the assignment of the loan from Congress to GDI were approved by the Court on April 30, 1997. The Company anticipates that the DIP financing will allow for the stores to be fully restocked during the second quarter. The Company is in the process of formulating its business plan. That process will include a determination of the adequacy of the DIP facility to fund the restructuring of stores and normal operations.

 The Company and the Subsidiaries filed a motion on May 6, 1997 which asks the Court to establish procedures requiring prior written notice to the Company by any party or group proposing (i) acquire shares of Company's stock resulting in a more than 1,350,000 share block, or (ii) acquire prepetition unsecured claims against the Company or those subsidiaries resulting in a more than $6 million block of such claims. The procedures would also require such notice by any party or group proposing to acquire such stock or claims if such party or group hold or are acquiring both stock and claims. If the Company objects during a 30 day period after such notice, the transaction would become effective only upon Court approval. The Company believes that this relief is necessary to protect the Net Operating Loss Carryforwards (approximately $300 million at December 31, 1996), which it believes will be critical to its ability to reorganize. An order granting interim approval was signed on May 14, 1997 by the Court, with a final hearing date set for June 17, 1997.


 OTHER FINANCIAL CONDITION CHANGES

 During the first quarter, inventory levels would normally increase due to a seasonal build up of inventory in advance of the spring and summer months. Due to the lack of inventory received, inventory levels decreased by over 30%, from $56.7 million at December 31, 1996 to $39.4 million at quarter end. Accounts payable, which would normally trend with inventory, rose slightly during this period, due to payments being made only for critical expenses during most of the quarter.

 Real property held for sale declined by $4.0 million during the quarter, reflecting the continued sale of surplus properties.

 Two Mr. Second Bargain Outlet stores were opened during the quarter, with limited capital investment, as the stores were opened in former leased Grossman's store locations closed in 1996. Due to the lack of inventory received during the quarter, inventory for these stores was allocated from inventory which otherwise would have been stocked in existing stores.

 Included in accrued liabilities is accrued store closing costs, which increased by $1.8 million during the quarter, principally due to the refund of fees paid in 1996.

 Total long-term debt declined by $1.1 million, reflecting payments related to the property sales, offset in part by interim GDI financing.

 Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Important factors, beyond the Company's control, that could cause actual results to differ materially from those in the forward-looking statements include, but are

 ----------------------------------------------------------

 not limited to, the need for Bankruptcy Court approvals, adequacy and absence of default under the DIP facility, competition, stability of customer demand, and the sufficiency of capital resources. The Company undertakes no obligation to publicly release revisions to these forward-looking statements to reflect events or circumstances which occur between financial statement filing dates.


 RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
 MARCH 31, 1996
 ------------------------------------------------------------------

 Results of operations during the three months ended March 31, 1996 include the results of the Grossman's Division, whose operations terminated on March 31, 1996.

 The Company's first quarter historically has been a period of low sales activity with resultant losses, as fewer home improvement projects and construction activities in the Company's markets are undertaken during the winter months. Sales from ongoing operations during 1997 were significantly below both planned and historical levels due to out-of-stock situations which resulted from limited inventory receipts. Sales results in 1996 were also affected by inventory supply problems encountered in advance of the closing of the Grossman's stores, but not to the extent that 1997 sales were affected.


 The following table shows comparative sales results by store type and the significant sales decline from 1996 to 1997 (dollars in millions):


                                                Three Months
                                                Ended March
                                             ------------------
                                               1997      1996
                                               ----      ----
 SALES (in millions)
 Ongoing Operations
  Contractors' Warehouse                      $ 38.0    $ 54.5
  Mr. 2nd's Bargain Outlet                      11.4      10.5
                                              ------    ------
    Total Ongoing Operations                    49.4      65.0
 Closed Stores
  Grossman's                                      -       48.0
                                              ------    ------
 Total Grossman's Inc.                        $ 49.4    $113.0
                                              ======    ======


 THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996 (CONTINUED)
 ------------------------------------------------------------------


                                                Three Months
                                                Ended March
                                             ------------------
                                               1997      1996
                                               ----      ----
 % OF TOTAL SALES
 Ongoing Operations
  Contractors' Warehouse                        76.9 %    48.2 %
  Mr. 2nd's Bargain Outlet                      23.1       9.3
                                               ------    ------
   Total Ongoing Operations                    100.0      57.5
 Closed Stores
  Grossman's                                      -       42.5
                                               ------    ------
 Total Grossman's Inc.                         100.0 %   100.0 %
                                               ======    ======

 SALES % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse                       (30.3)%     6.7 %
  Mr. 2nd's Bargain Outlet                       8.6       1.9
                                              -------   -------
   Total Ongoing Operations                    (24.0)      5.9
 Closed Stores
  Grossman's                                  (100.0)    (26.6)
                                              -------   -------
 Total Grossman's Inc.                         (56.3)%   (10.9)%
                                              =======   =======

 COMPARABLE STORE SALES % INCREASE
  (DECREASE) VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse                       (32.8)%    (3.7)%
  Mr. 2nd's Bargain Outlet                      (9.8)    (12.7)
                                              -------   -------
   Total Ongoing Operations                    (29.0)     (5.2)
 Closed Stores
  Grossman's                                      NA        NA
                                              -------   -------
 Total Grossman's Inc.                         (29.0)%    (5.2)%
                                              =======   =======

 NUMBER OF STORES AT MONTH END
 Ongoing Operations
  Contractors' Warehouse                          15        15
  Mr. 2nd's Bargain Outlet                        28        24
 Closed Stores
  Grossman's                                       -         -
                                               ------    ------
 Total Number of Stores                           43        39
                                               ======    ======

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996 (CONTINUED)
 ------------------------------------------------------------------

 Sales results were also affected by store openings and closings. The 1997 results include the results of four Mr. 2nd's Bargain Outlet stores opened subsequent to the first quarter of 1996. Contractors' Warehouse results reflect one Midwest store opened in May 1996 and the December 1996 closing of the Reno, Nevada store.

 Gross profit declined by $16.5 million, reflecting the sales decline and a decrease in gross margin from 23.5% to 20.3%. The decrease in gross margin was due principally both to the closing of the Grossman's stores, which operated at higher margin rates, and a decline within Contractors' Warehouse stores, due to the sales mix experienced as inventories became depleted.

 Selling and administrative expenses declined by $17.2 million, reflecting the Grossman's store closings, but experienced a large increase as a percent of sales, from 33.7% in 1996 to 41.7% in 1997, due to the extremely low sales volume.

 Depreciation and amortization declined from $1.8 million in 1996 to $1.0 million in 1997, reflecting the downsizing. Depreciation on all Grossman's stores ceased after March 1996.

 Store closing expense in 1996 totalled $40.2 million, related to the Grossman's store closings.

 Interest expense declined from $1.6 million in 1996 to $687 thousand in 1997, reflecting lower revolving credit borrowings, lower levels of capital lease financing due to store closings, and savings related to long-term debt paid with proceeds from property sales.

 Other income declined by $339 thousand, principally due to lower volume of tool rentals in Contractors' Warehouse stores.

 The Company's Mexican joint venture, for which the Company's share of net loss in the first quarter of 1996 was $208 thousand, was terminated in December 1996.

 PART II.  OTHER INFORMATION
 ---------------------------

 Item 1.  LEGAL PROCEEDINGS

     The Company previously reported on its Form 8-K dated April 22, 1997, the filing on April 7, 1997 by the Company and two of its subsidiaries (the "Subsidiaries") of voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the "Court") under Title 11 of the United States Code. Due to its pre-petition liquidity crisis, the Debtors were past due on significant amounts of trade and other unsecured obligations. In the Company's Chapter 11 petition, it listed $74,177,000 of unsecured debt. As a general matter, such debt will only be paid when and to the extent provided in a confirmed Chapter 11 plan.

     The Company files monthly operating reports with the Court, copies of such reports are available from the Clerk of the Court.

     The Company and the Subsidiaries filed a motion on May 6, 1997 which asks the Court to establish procedures requiring prior written notice to the Company by any party or group proposing (i) acquire shares of Company's stock resulting in a more than 1,350,000 share block, or (ii) acquire prepetition unsecured claims against the Company or those subsidiaries resulting in a more than $6 million block of such claims. The procedures would also require such notice by any party or group proposing to acquire such stock or claims if such party or group hold or are acquiring both stock and claims. If the Company objects during a 30 day period after such notice, the transaction would become effective only upon Court approval. The Company believes that this relief is necessary to protect the Net Operating Loss Carryforwards (approximately $300 million at December 31, 1996), which it believes will be critical to its ability to reorganize. An order granting interim approval was signed on May 14, 1997 by the Court, with a final hearing date set for June 17, 1997.


 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS


              11(a) Statement re computation of earnings per share,
                    filed herewith.

              99         Press release, dated May 12, 1997, announcing
                    Grossman's Reorganization Team.


         (b) REPORTS ON FORM 8-K

           The Company filed a Form 8-K with the Securities and Exchange Commission, dated and filed April 22, 1997, reporting Bankruptcy or Receivership.

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





 DATE:  May 15, 1997