Form 10-Q
period 1997-06-30
GROSSMANS INC
filed 1997-08-14
CIK 33798

                                    CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to_____________________
Commission file number 1-542

                                 GROSSMAN'S INC.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                Delaware                                    38-0524830
-----------------------------------------           -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 Par Value - 28,080,215 shares as of August 14, 1997.

                                 GROSSMAN'S INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

                                      INDEX


                                                                Page Number
                                                                -----------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

  GROSSMAN'S INC. AND SUBSIDIARIES
   Consolidated Balance Sheets
     June 30, 1997, December 31, 1996 and June 30, 1996.............


   Consolidated Statements of Operations
     Three Months and Six Months Ended June 30, 1997 and 1996.......


   Consolidated Statements of Cash Flows
     Six Months Ended June 30, 1997 and 1996........................


   Notes to Unaudited Interim Consolidated Financial Statements.....


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...................................

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS...........................................

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................

SIGNATURES..........................................................

PART I. FINANCIAL INFORMATION
-----------------------------


ITEM 1. FINANCIAL STATEMENTS



                        GROSSMAN'S INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)


                                        JUNE 30,  DECEMBER 31,   JUNE 30,
                                          1997       1996          1996
                                       ---------  ------------   --------

ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $    128     $  1,058    $    679
 Receivables, less allowance of
   $2,209 at June 30, 1997
   $2,810 at December 31, 1996
   and $745 at June 30, 1996               3,050       10,710      14,548
 Inventories                              59,922       56,662      61,229
 Property held for sale                    8,819       15,199       4,802
 Other current assets                      2,464        1,559       3,884
                                        --------     --------    --------
   Total current assets                   74,383       85,188      85,142

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $17,416
   at June 30, 1997, $16,114 at
   December 31, 1996 and $15,220 on
   June 30, 1996                          23,035       25,549      30,324
PROPERTY HELD FOR SALE                        -            -       38,232
PREPAID PENSION ASSET                      9,691        9,536         125
OTHER ASSETS                               3,109        3,168         927
                                        --------     --------    --------
   TOTAL ASSETS                         $110,218     $123,441    $154,750
                                        ========     ========    ========


The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                        GROSSMAN'S INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)



                                          JUNE 30,  DECEMBER 31,  JUNE 30,
                                            1997       1996         1996
                                            ----       ----         ----
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued liabilities   $ 25,630   $ 60,229  $ 71,444
 Liabilities subject to Compromise            46,202        --        --
 Accrued interest                                500        397       410
 Revolving term note payable                  32,443     30,024       --
 Current portion of long-term debt and
  capital lease obligations                    2,860     12,228     7,095
                                           ---------   --------  ---------
   Total current liabilities                 107,135    102,878    78,949

REVOLVING TERM NOTE PAYABLE                      --         --     20,310
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS                                     140        634    22,117

PENSION LIABILITY                                --         --      8,247
OTHER LIABILITIES                              9,173      7,241     8,390
                                            --------   --------  ---------
   Total liabilities                         116,948    110,753   138,013

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT
 Common stock, $.01 par value,
  Shares authorized - 50,000
  Shares issued - 28,080 in 1997,
  27,676 at December 31, 1996 and
  26,519 at June 30, 1996                        281        277       265
 Additional paid-in-capital                  157,992    157,825   156,229
 Retained earnings (deficit)                (165,003)  (145,414) (121,839)
 Minimum pension liability                       --         --    (16,476)
 Cumulative foreign currency translation
  adjustment                                     --         --     (1,442)
                                            ---------  --------- ---------
    Total Stockholders' Investment            (6,730)    12,688    16,737
                                            ---------  --------- ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     INVESTMENT                             $110,218   $123,441  $154,750
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

                        GROSSMAN'S INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                    THREE MONTHS           SIX MONTHS
                                   ENDED JUNE 30,         ENDED JUNE 30,
                                  ----------------       ----------------
                                   1997       1996        1997      1996
                                   ----       ----        ----      ----
SALES                            $ 55,749   $ 87,704   $105,124  $200,685
COST OF SALES                      42,479     66,833     81,986   153,844
                                 ---------  ---------  --------- ---------
  Gross Profit                     13,270     20,871     23,138    46,841

OPERATING EXPENSES
  Selling and administrative       18,386     22,929     39,250    60,963
  Depreciation and amortization       949        997      1,971     2,846
  Store closing expense                -          -          -     40,150
  Preopening expense                   64        395        198       756
                                 ---------  ---------  --------- ---------
                                   19,399     24,321     41,419   104,715
                                 ---------  ---------  --------- ---------
OPERATING (LOSS)                   (6,129)    (3,450)   (18,281)  (57,874)

OTHER EXPENSES (INCOME)
  Interest expense                    712      1,016      1,399     2,636
  Net gain on disposals of
   property                            -          -          -        (27)
  Other                            (1,595)    (1,628)    (2,413)   (3,166)
                                  --------  ---------  --------- ---------
                                     (883)      (612)    (1,014)     (557)
EQUITY IN NET LOSS OF
 UNCONSOLIDATED AFFILIATE              -         108         -        316
                                 ---------  ---------  --------- ---------
(LOSS) BEFORE REORGANIZATION
 ITEMS AND INCOME TAXES            (5,246)    (2,946)   (17,267)  (57,633)

REORGANIZATION ITEMS                2,322         -       2,322        -
                                 ---------  ---------  --------- ---------

(LOSS) BEFORE INCOME TAXES         (7,568)    (2,946)   (19,589)  (57,633)
PROVISION FOR INCOME TAXES             -          -          -         -
                                 ---------  ---------  --------- ---------
NET (LOSS)                       $ (7,568)  $ (2,946)  $(19,589) $(57,633)
                                 =========  =========  ========= =========
NET (LOSS) PER COMMON SHARE
 (PRIMARY)                         $(0.27)    $(0.11)    $(0.70)   $(2.21)
                                 =========  =========  ========= =========
WEIGHTED AVERAGE SHARES AND
 EQUIVALENT SHARES OUTSTANDING
  (Primary)                        28,024     26,458     27,941    26,276
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

                        GROSSMAN'S INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                  ------------------------
                                                    1997            1996
                                                    ----            ----
OPERATING ACTIVITIES
Net loss                                          $(19,589)      $(57,633)

Adjustments to reconcile net loss to net
  cash (used for) operating activities:
  Depreciation and amortization                      1,971          2,846
  Net gain on disposals of property                    --             (27)
  Provision for losses on accounts receivable        1,375            776
  Provision for store closings                         --          29,613
  Reorganization items                               2.322            --
  Undistributed loss of unconsolidated affiliate       --             316
  (Increase) decrease in assets:
   Receivables                                       6,285          7,799
   Inventories                                      (3,260)        27,736
   Note receivable and other assets                   (622)        12,677
  (Decrease) in accounts payable and accrued
   and other liabilities                             8,611        (30,205)
                                                  ---------      ---------
   Total adjustments                                16,682         51,531

NET CASH (USED FOR) OPERATING ACTIVITIES            (2,907)        (6,102)
 BEFORE REORGANIZATION PAYMENTS

  Reorganization payments                           (2,697)           --
                                                   --------      ---------
NET CASH (USED FOR) OPERATING ACTIVITIES            (5,604)        (6.102)

INVESTING ACTIVITIES
 Capital expenditures                                 (304)        (1,759)
 Proceeds from sales of property, net
   Pre-Bankruptcy                                    3,641         16,004
   Post-Bankruptcy                                   3,586            --
 Investment in unconsolidated affiliate                --            (333)
                                                  ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES            6,923         13,912
 FINANCING ACTIVITIES
 Proceeds from mortgage financing                      --          33,000
 Payments on mortgage financing                        --         (12,524)
                                                  ---------      ---------
 Net proceeds from mortgage financing                  --          20,476
 Payment in total of pre-bankruptcy revolver       (15,703)           --
 Proceeds from Debtor in Possession
  financing, net                                    18,122            --
 Payments on long-term debt and capital
  lease obligations                                 (4,836)       (17,643)
 Net (repayments) of revolving
  term note payable                                    --         (12,534)
 Issuance of common stock as payments for
  Directors fees                                       168             34
                                                  ---------      ---------
 NET CASH (USED FOR) PROVIDED BY FINANCING
  ACTIVITIES                                        (2,249)        (9,667)

Net(decrease) in cash and cash equivalents            (930)        (1,857)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,058          2,536
                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    128       $    679
                                                  =========      =========

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

                       GROSSMAN'S INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997




NOTE 1 - BASIS OF PRESENTATION
------------------------------

On April 7, 1997, the Company and two of its wholly owned affiliates, GRS Holding Company, Inc. and GRS Realty Company, Inc.,filed Chapter 11 bankruptcy petitions under Title 11 of the United States Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company will continue to operate as a debtor-in-possession while pursuing a reorganization plan to restructure operations and the Company's capitalization. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business, without approval, after notice and hearing, of the Court. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, the amounts and classification of liabilities which may be allowed in the Chapter 11 plan, or the ultimate capitalization of the Company.

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

The Company is following the American Institute of Certified Public Accountants' (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". This statement modifies standard reporting practices, requiring, among other things, separate disclosure of all liabilities subject to compromise in a Plan of Reorganization and the segregation of items directly related to the Chapter 11 filing from operating results.

The principle categories of claims classified as "Liabilities subject to compromise" are identified below and may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims or other events.

      Accounts Payable prepetition              $  41,175
      Convertible notes payable, due
       April 1999                                   1,500
      Non-convertible notes payable,
       due April 1999                               3,355
      Other                                           172
                                                ---------
                                                $  46,202
                                                =========

The Company provided for or incurred the following expense items during the second quarter, directly associated with the Chapter 11 reorganization proceedings:

      Professional fees                         $   2,035
      Other                                           287
                                                ---------
                                                $   2,322
                                                =========

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

NOTE 2 - REFINANCING AND PROJECTED REORGANIZATION
-------------------------------------------------

In each of the past four years, the Company has downsized its operations and closed stores. Net losses were reported in each of these years and significant operating losses were reported in the past two years. The largest group of store closings occurred in March 1996 when the Company closed its 60 store Grossman's Division. Inventory shortages were experienced in all divisions prior to and shortly after these store closings, and sales results following the closure of the Grossman's Division were adversely affected through the remainder of 1996. During early January 1997, limited availability under the Company's revolving credit agreement, combined with operating deficits, resulted in an inability to meet current obligations.

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

On March 4, 1997, the Company announced an agreement with GDI Company, Inc. ("GDI"), a subsidiary of JELD-WEN, pursuant to which GDI purchased the $4 million convertible note payable by GRS Realty Company, Inc. ("GRS"), to Combined Investors LLP, an affiliate of Gordon Brothers Partners Realty, Inc. Following the purchase, $1.1 million of segregated cash collateral from the sale of real estate was released to the Company. The funds received by the Company also included $1.99 million pursuant to a note secured by three parcels of real estate of GRS Realty Company, Inc., previously pledged to secure the $4 million note.

Following the loan from GDI Company, Inc., Congress Financial Corporation ("Congress") amended its credit agreement with the Company and provided the Company an additional $10 million, guaranteed and supported by a stand-by letter of credit obtained by an affiliate of JELD-WEN in favor of Congress and $5 million of real estate previously pledged to secure the $4 million note. The total $13.1 million of proceeds received were used for essential expenses and the restocking of inventories. This $10 million loan was refinanced, as discussed below.

On April 8, 1997, first day orders granting the Company authority to pay employees, honor customer practices and take certain other actions which assist business operations in Chapter 11 were entered by the Court. Pursuant to interim financing orders entered by the Court on April 9 and 10, 1997, Congress, Grossman's principal pre-bankruptcy revolving credit lender, continued to extend credit on essentially pre-bankruptcy terms under a revolving loan facility. In addition GDI made available up to $11 million in overadvances, of which the Company had drawn approximately $6 million as of June 30, 1997.

NOTE 2 - REFINANCING AND PROJECTED REORGANIZATION (CONTINUED)
-------------------------------------------------------------

On April 30, 1997, GDI purchased the Congress loan and collateral position, subject to a $1 million senior lien on inventory and receivables retained by Congress, related to a termination fee in dispute. Congress also received a release from the Company as part of the assignment of its loans. The loan and security agreement was amended and restated, and under the terms of the final amended DIP (Debtor in Possession)financing facility from GDI, availability is calculated on a borrowing base of 60% of eligible inventory plus 80% of eligible accounts receivable. There is also an available overadvance above this borrowing base of $11 million, which is currently subject to a $1 million reserve pending resolution of the disputed Congress termination fee. The interest rate for the DIP facility is prime plus 1.0% and the maximum amount which can be borrowed is $50 million (or, if less, the sum of the borrowing base and the overadvance). This GDI DIP financing facility is in addition to the $5.99 million of pre-petition real estate loans held by GDI which was paid down to $2.16 million in the second quarter. See Note 5 for outstanding long term indebtedness as of June 30, 1997.

Both the final DIP financing facility and the assignment of the loan from Congress to GDI were approved by the Court on April 30, 1997.


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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
-------------------------------------------------

Accounts payable and accrued liabilities consist of the following (in thousands):
                                     June 30,    December 31,   June 30,
                                       1997          1996         1996
                                     --------    ------------   --------

Accounts payable                      $ 5,092       $37,856      $42,515
Accrued salaries, wages,
 commissions and related taxes          2,529         2,857        2,976
Accrued income and franchise taxes        303           245          325
Accrued taxes other than income
 and franchise                          2,677         3,218        3,171
Accrued store closing costs             6,350         4,322        5,758
Accrued insurance                       5,663         7,403       11,209
Other accrued liabilities               3,016         4,328        5,490
                                      -------       -------      -------
                                      $25,630       $60,229      $71,444
                                      =======       =======      =======

Accounts payable pre-petition         $41,175       $    --      $    --
                                      =======       =======      =======

NOTE 5 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
------------------------------------------------------

Long-term debt consists of the following (in thousands):

                                     June 30,   December 31,   June 30,
                                       1997         1996         1996
                                     --------   ------------  ---------

Convertible notes payable, due
 April 1999                           $   --       $ 1,500      $ 2,500
Non-convertible notes payable,
 due April 1999                           --         2,971        2,700
Mortgage notes                          2,161        6,552       20,476
Other notes payable                       --           224          304
Capital lease obligations                 839        1,615        3,232
                                      -------      -------      -------
                                        3,000       12,862       29,212

Less current portion                    2,860       12,228        7,095
                                      -------      -------      -------
Long term debt                        $   140      $   634      $22,117
                                      =======      =======      =======

Pre-petition long term debt
 Convertible notes payable, due
  April 1999                          $ 1,500          --           --
 Non-convertible notes payable,
  due April 1999                        3,355          --           --
 Other                                    172
                                      -------      -------      -------
                                      $ 5,027          --           --
                                      =======      =======      =======


In April 1997, the Company received a DIP financing facility from GDI, for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based on a percentage of qualified inventory and accounts receivable. The new agreement replaces the revolving credit agreement previously in effect. Borrowings pursuant to this new agreement are secured by inventory, accounts receivable and other assets. The new agreement bears interest at 1.0% over Prime Rate.

At June 30, 1997, cash borrowings under the Company's new DIP financing facility totalled $32.4 million and outstanding standby letters of credit totalled $4.7 million. The maximum borrowings under this agreement during the six months ended June 1997 was $37.2 million, including letters of credit of $4.7 million. The weighted average annual interest rate on such borrowings in the first six months of 1997 was 9.5%. At June 30, 1997, the DIP financing facility provided for borrowings of up to $43.2 million.

Upon entering into the DIP financing facility, the Company's prior revolving credit agreement with Congress was assigned to GDI. The maximum borrowings in 1997 under this agreement was $35.4 million, including letters of credit of $5.4 million. The maximum borrowings in 1996 under this agreement was $31.1 million, including letters of credit of $8.8 million. The weighted average annual interest rates on such borrowings in 1997 and 1996 were 10.3% and 11.1%, respectively.

See Note 2 for discussion of restructuring of the loan and security agreement, and subsequent termination and replacement of the agreement with debtor-in-possession financing.

NOTE 6 - OTHER LIABILITIES
--------------------------

Other long-term liabilities consist of the following (in thousands):

                                     June 30,    December 31,   June 30,
                                       1997         1996          1996
                                     -------     ------------   --------
Accrued insurance claims              $7,546        $6,129        $6,129
Accrued store closing costs              768           768         1,855
Other accrued liabilities                859           344           406
                                      ------        ------        ------
                                      $9,173        $7,241        $8,390
                                      ======        ======        ======



NOTE 7 - EARNINGS PER SHARE
---------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate all prior periods. FAS 128 simplifies the previous standard for computing EPS and replaces the presentation of primary and fully diluted EPS with the presentation of basic and diluted EPS. The basic EPS calculation will not include the dilutive effects of stock options, previously included in the determination of primary EPS. As a result, in profitable periods the Company's basic EPS calculation will exceed primary EPS. The calculation of diluted EPS will not differ materially from fully diluted EPS. The differences between the FAS 128 calculations, as compared to primary and fully diluted EPS, for the second quarters of 1996 and 1997 are not material.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

FINANCIAL CONDITION
-------------------

JUNE 30, 1997 COMPARED WITH DECEMBER 31, 1996
---------------------------------------------

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

In each of the past four years, the Company has downsized its operations and closed stores. Net losses were reported in each of these years and significant operating losses were reported in both 1995 and 1996. The largest group of store closings occurred in March 1996 when the Company closed its 60 store Grossman's Division. Inventory shortages were experienced in all divisions prior to and shortly after these store closings, and sales results following the closure of the Grossman's Division were adversely affected through the remainder of 1996. During early January 1997, limited availability under the Company's revolving credit agreement, combined with operating deficits, resulted in an inability to meet obligations.

---------------------------------------------------------

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

On March 4, 1997, the Company announced an agreement with GDI Company, Inc. ("GDI"), a subsidiary of JELD-WEN, pursuant to which GDI purchased the $4 million convertible note payable by GRS Realty Company, Inc. ("GRS"), to Combined Investors LLP, an affiliate of Gordon Brothers Partners Realty, Inc. Following the purchase, $1.1 million of segregated cash collateral from the sale of real estate was released to the Company. The funds received by the Company also included $1.99 million pursuant to a note secured by three parcels of real estate of GRS Realty Company, Inc., previously pledged to secure the $4 million note.

Following the loan from GDI Company, Inc., Congress Financial Corporation ("Congress"), Grossman's principal pre-bankruptcy revolving credit lender, amended its credit agreement with the Company and provided the Company an additional $10 million, guaranteed and supported by a stand-by letter of credit obtained by an affiliate of JELD-WEN in favor of Congress and $5 million of real estate previously pledged to secure the $4 million note. The total $13.1 million of proceeds received were used for essential expenses and the restocking of inventories. This $10 million loan was refinanced, as discussed below.

Funding levels under the interim financing provided by GDI and Congress did not allow for the purchase of inventory sufficient to restock the Company's stores.

Pursuant to interim financing orders entered by the Court on April 9 and 10, 1997, Congress continued to extend credit on essentially pre-bankruptcy terms under a revolving loan facility, and GDI made available up to $11 million in overadvances of which the Company drew approximately $6 million as of April 30, 1997.

On April 30, 1997, GDI purchased the Congress loan and collateral position, subject to a $1 million senior lien on inventory and receivables retained by Congress, related to a termination fee in dispute. Congress also received a release from the Company as part of the assignment of its loans. The loan and security agreement was amended and restated, and under the terms of the final amended DIP financing facility from GDI, availability is calculated on a borrowing base of 60% of eligible inventory plus 80% of eligible accounts receivable. There is also an available overadvance above this borrowing base of $11 million, which is currently subject to a $1 million reserve pending resolution of the disputed Congress termination fee. The interest rate for the DIP financing facility is prime plus 1.0% and the maximum amount which can be borrowed is $50 million (the sum of the borrowing base and the overadvance, if less). This GDI DIP financing facility is in addition to the $5.99 million of pre-petition real estate loans held by GDI which was paid down to $2.16 million in the second quarter.

FINANCIAL CONDITION
-------------------

JUNE 30, 1997 COMPARED WITH DECEMBER 31, 1996 (CONTINUED)
---------------------------------------------------------

Both the final DIP financing facility and the assignment of the loan from Congress to GDI were approved by the Court on April 30, 1997. The DIP financing has allowed for the stores to be fully restocked during the second quarter. At June 30, 1997 cash borrowings under the Company's new DIP financing facility totalled $32.4 million and outstanding standby letters of credit totalled $4.7 million. At that date the DIP financing facility provided for borrowings/ letters of credit up to $43.2 million. In August 1997, the Company has begun to experience cash shortages. The shortage is primarily due to unavailability of vendor credit and larger than anticipated payments in advance of recipt and inclusion of inventory in the borrowing base. GDI has agreed to a temporary loan of up to $2 million, provided in transit inventory is at least $5 million. The Company completed formulating its revised 1997 business plan during June. The Company is formulating a proposed plan of reorganization, which is not currently expected to provide a recovery for stockholders.

The Company and the Subsidiaries filed a motion on May 6, 1997 which asks the Court to establish procedures requiring prior written notice to the Company by any party or group proposing (i) to acquire shares of Company's stock resulting in a more than 1,350,000 share block, or (ii) to acquire prepetition unsecured claims against the Company or its subsidiaries resulting in a more than $6 million block of such claims. The procedures also would require such notice by any party or group proposing to acquire such stock or claims if such party or group hold or are acquiring both stock and claims. If the Company objects during a 30 day period after such notice, the transaction would become effective only upon Court approval. The Company believes that this relief is necessary to protect the Net Operating Loss Carryforwards (approximately $300 million at December 31, 1996), which it believes will be critical to its ability to reorganize. An order granting interim approval was signed on May 14, 1997 by the Court and will remain in effect until a final hearing date currently scheduled for September 1997.


OTHER FINANCIAL CONDITION CHANGES

Inventory levels increased by $3.3 million during the period as the stores were restocked to support seasonal demand.

Real property held for sale declined by $7.9 million during the quarter, reflecting the continued sale of surplus properties.

Pre-petition accounts payable are subject to compromise, and any payment must be approved by the Bankruptcy Court.

One Bargain Outlet store opened during the quarter, with limited capital investment, and one Bargain Outlet store was closed.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
-------------------------------------------------------------
JUNE 30, 1996
-------------

Results of operations during the six months ended June 30, 1996 include the results of the Grossman's Division, whose operations terminated on March 31, 1996.

The Company's first quarter historically has been a period of low sales activity with resultant losses, as fewer home improvement projects and construction activities in the Company's markets are undertaken during the winter months. Sales from ongoing operations during the first six months of 1997 were adversely affected by out-of-stock situations which did not improve until late in the period. Sales results in 1996 were also affected by inventory supply problems encountered in advance of the closing of the Grossman's stores, but not to the extent that 1997 sales were affected.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
-------------------------------------------------------------
JUNE 30, 1996 (CONTINUED)
-------------------------

The following table shows comparative sales results by division and store type during each quarter and for the total six months (dollars in millions):

                              Three Months         Three Months        Six Months
                               Ended March          Ended June         Ended June
                             ----------------   -----------------  -----------------
                              1997      1996      1997       1996     1997     1996
                              ----      ----      ----       ----     ----     ----
SALES
Ongoing Operations
 Contractors' Warehouse   $   38.0  $   54.5  $   39.8  $   70.2  $   77.8  $  124.7
 Bargain Outlet               11.4      10.5      15.9      17.5      27.3      28.0
                          --------  --------  --------  --------  --------  --------
   Total Ongoing
    Operations                49.4      65.0      55.7      87.7     105.1     152.7
Closed Stores
 Grossman's                   --        48.0      --        --        --        48.0
                          --------  --------  --------  --------  --------  --------
Total Grossman's Inc.     $   49.4  $  113.0  $   55.7  $   87.7  $  105.1  $  200.7
                          ========  ========  ========  ========  ========  ========

% OF TOTAL SALES
Ongoing Operations
 Contractors' Warehouse       76.9%     48.2%     71.5%     80.0%     74.0%     62.1%
 Bargain Outlet               23.1       9.3      28.5      20.0      26.0      14.0
                          --------  --------  --------  --------  --------  --------
   Total Ongoing
    Operations               100.0      57.5     100.0     100.0     100.0      76.1
Closed Stores
 Grossman's                   --        42.5      --        --        --        23.9
                          --------  --------  --------  --------  --------  --------
Total Grossman's Inc.        100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
                          ========  ========  ========  ========  ========  ========

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
-------------------------------------------------------------
JUNE 30, 1996 (CONTINUED)
-------------------------

(TABLE CONTINUED)

                               Three Months         Three Months          Six Months
                                Ended March          Ended June           Ended June
                              -------------        -------------         -------------
                               1997    1996         1997    1996          1997    1996
                               ----    ----         ----    ----          ----    ----
SALES % INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Ongoing Operations
 Contractors' Warehouse     (30.3)%      6.7%     (43.3)%      7.5 %    (37.6)%      7.1 %
 Bargain Outlet               8.6        1.9       (9.1)      19.9       (2.5)      12.4
                            ------     -----     -------     ------     ------     ------
   Total Ongoing
    Operations              (24.0)       5.9      (36.5)       9.8      (31.2)       8.1
Closed Stores
 Grossman's                (100.0)     (26.6)        NA     (100.0)    (100.0)     (73.3)
                           -------     ------     ------     ------     ------     ------
Total Grossman's Inc.       (56.3)%    (10.9)%    (36.5)%    (54.8)%    (47.6)%    (37.4)%
                           =======     ======    =======     ======     ======     ======

COMPARABLE STORE SALES %
 INCREASE (DECREASE)
 VERSUS PRIOR YEAR
Ongoing Operations
 Contractors' Warehouse     (32.8)%     (3.7)%    (41.6)%     (8.4)%    (37.7)%     (6.4)%
 Bargain Outlet              (9.8)     (12.7)     (22.7)      (2.1)     (18.0)      (7.2)
                            ------     ------    -------     ------     ------     ------
   Total Ongoing
    Operations              (29.0)%     (5.2)     (37.7)      (7.3)     (34.0)      (6.5)
Closed Stores
 Grossman's                    NA         NA         NA         NA         NA         NA
                            ------     ------     ------     ------     ------     ------
Total Grossman's Inc.       (29.0)%     (5.2)%    (37.7)%     (7.3)%    (34.0)%     (6.5)%
                            ======     ======     ======     ======     ======     ======

TOTAL NUMBER OF STORES
Ongoing Operations
 Contractors' Warehouse        15         15                               15         16
 Bargain Outlet                28         24                               28         24
Closed Stores
 Grossman's                     -          -                                -          -
                            ------     ------                           ------     ------
Total Number of Stores         43         39                               43         40
                            ======     ======                           ======     ======


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
-------------------------------------------------------------
JUNE 30, 1996 (CONTINUED)
-------------------------

Sales results also were affected by store openings and closings. The 1997 results include the results of five Bargain Outlet stores opened and one store closed subsequent to the second quarter of 1996. Contractors' Warehouse results reflect one Midwest store opened in May 1996 and the December 1996 closing of the Reno, Nevada store.

Gross profit declined by $23.7 million, reflecting the sales decline and a decrease in gross margin from 23.3% to 22.0%. The decrease in gross margin was due principally both to the closing of the Grossman's stores, which operated at higher margin rates, and a decline within Contractors' Warehouse stores, due to the sales mix experienced as inventories became depleted.

Selling and administrative expenses declined by $21.7 million, reflecting the Grossman's store closings, but experienced a large increase as a percent of sales, from 30.4% in 1996 to 37.3% in 1997, due to the extremely low sales volume.

Depreciation and amortization declined from $2.8 million in 1996 to $2.0 million in 1997, reflecting the downsizing. Depreciation on all Grossman's Division stores ceased after March 1996.

Store closing expense in 1996 totalled $40.2 million, related to the Grossman's store closings.

Interest expense declined from $2.6 million in 1996 to $1.4 million in 1997, reflecting lower revolving credit borrowings, lower levels of capital lease financing due to store closings, and savings related to long-term debt paid with proceeds from property sales.

Other income declined by $753 thousand, principally due to lower volume of tool rentals in Contractors' Warehouse stores.

The Company's Mexican joint venture, for which the Company's share of net loss during the six months ended June 30, 1996 was $316 thousand, was terminated in December 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED
------------------------------------------------------------------
JUNE 30, 1996
-------------

A net loss of $7.6 million for the second quarter of 1997 compared with a net loss of $2.9 million in 1996. The lingering effects of first quarter inventory supply problems and out-of-stock situations affected sales and results of operations throughout the second quarter, although to a lesser extent as the quarter progressed.

Gross profit declined by $7.6 million, as a result of decreased sales. Gross margin was 23.8% for the second quarter of 1997, the same as the second quarter 1996.

Selling and administrative expenses declined by $4.5 million from 1996 to 1997, but increased as a percent of sales from 26.1% in 1996 to 33.0% in 1997. Selling and administrative expenses, the largest component of which is payroll, are expected to remain at higher than historic percentages of sales during the Company's restructuring.

Store preopening expense totalled $64 thousand for the period compared with $395 thousand in 1996, reflecting fewer store openings.

Interest expense declined from $1.0 million in 1996 to $700 thousand, reflecting lower revolving credit borrowings, lower levels of capital lease obligations as a result of closing stores in both 1995 and 1996 and savings related to long-term debt paid as part of the refinancing. Interest expense is expected to continue to decline as properties are sold and mortgage debt is paid.

Other income increased by $33 thousand due primarily to an increase in tool rental income in both new and existing Contractors' Warehouse stores.

Reorganization costs of $2.3 million were incurred during the second quarter of 1997 and are anticipated to continue until the Company is reorganized.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Important factors, beyond the Company's control, that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the need for Bankruptcy Court approvals, adequacy and absence of default under the DIP facility, competition, stability of customer demand, and the sufficiency of capital resources. The Company undertakes no obligation to publicly release revisions to these forward-looking statements to reflect events or circumstances which occur between filing dates for the Company's reports under the Security Exchange Act of 1934.

PART II - OTHER INFORMATION
---------------------------

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

     The Company files monthly operating reports with the Court; copies of such reports are available from the Clerk of the Court.

     The Company and the Subsidiaries filed a motion on May 6, 1997 which asks the Court to establish procedures requiring prior written notice to the Company by any party or group proposing to (i) acquire shares of Company's stock resulting in a more than 1,350,000 share block, or (ii) acquire prepetition unsecured claims against the Company or those subsidiaries resulting in a more than $6 million block of such claims. The procedures would also require such notice by any party or group proposing to acquire such stock or claims if such party or group hold or are acquiring both stock and claims. If the Company objects during a 30 day period after such notice, the transaction would become effective only upon Court approval. The Company believes that this relief is necessary to protect the Net Operating Loss Carryforwards (approximately $300 million at December 31, 1996), which it believes will be critical to its ability to reorganize. An order granting interim approval was signed on May 14, 1997 by the Court and will remain in effect until a final hearing date currently scheduled for September 1997.

ITEM 5. OTHER INFORMATION

     In addition to the previously announced engagement of Thomas E. Arnold, Jr., as President and Chief Executive Officer on an interim basis and Dirck Iacobelli as Acting Executive Vice President and Chief Financial Officer, the following additional changes have occurred.

     (a) Steven L. Shapiro, Vice President - Controller of the Company resigned effective June 30, 1997 and his responsibilities have been reassigned.

     (b) Charles O. Hofeller, Vice President - Real Estate left the Company effective July 25, 1997, as his position was eliminated.

     On July 23, 1997, the Company's common stock was delisted for the NASDAQ National Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            4(s) Amended and Restated Loan and Security Agreement dated April 30, 1997 among GDI Company, Inc., and Grossman's Inc., GRS Holding Company, Inc., and GRS Realty Company, Inc., filed herewith.

            10(iii)(o)-3   Second Amended and Restated Agreement, dated
                           April 3, 1997 between the Company and Robert
                           K. Swanson, Chairman of the Board of Directors of the Company, filed herewith.

            10(iii)(o)-4   Special Assignment Agreement, Dated April 17, 1997
                           between the Company and Thomas E. Arnold, Jr., member of the Board of Directors of the Company, filed herewith.

            10(iii)(0)-5   Special Assignment Agreement, Dated April 17,
                           1997 between the Company and Dirck K. Iacobelli, as Interim Executive Vice President and Interim
                           Chief Financial Officer of the Company, filed herewith.

            10(iii)(o)-6   Employment Agreement, Dated June 1, 1997 between the
                           Company and Thomas A. Ford, filed herewith.

            11(a) Statement re computation of earnings per share, filed herewith.

        (b) REPORTS ON FORM 8-K

            The Company filed forms 8-K with the Security and Exchange Commission on April 22, 1997 and July 29, 1997, reporting on the filing by the Company and certain subsidiaries for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and the delisting by NASDAQ of the Company's common stock, respectively, incorporated herein by reference.

SIGNATURES
----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GROSSMAN'S INC.
                                       ---------------
                                          Company



                                    by      /s/ Arthur S. Ryan
                                    --------------------------------------
                                                Arthur S. Ryan
                                         Vice President and Treasurer
                                          (Chief Accounting Officer)








DATE:  August 14, 1997