Form 10-Q
period 1997-09-30
GROSSMANS INC
filed 1997-11-14
CIK 33798

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

 For the quarterly period ended September 30, 1997

                                        or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

 For the transition period from ___________________ to_____________________
 Commission file number 1-542

                                  GROSSMAN'S INC.
 --------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

                 Delaware                                 38-0524830

 ---------------------------------------          -------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

              45 Dan Road
          Canton, Massachusetts                              02021

 ----------------------------------------        --------------------------
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

 Common Stock - $.01 Par Value - 28,080,215 shares as of November 12, 1997.

                                  GROSSMAN'S INC.
                                     FORM 10-Q
                          QUARTER ENDED SEPTEMBER 30, 1997

                                       INDEX


                                                                      Page
                                                                     Number
                                                                     ------

 PART I. FINANCIAL INFORMATION
 -----------------------------

 ITEM 1. FINANCIAL STATEMENTS

   GROSSMAN'S INC. AND SUBSIDIARIES
    Consolidated Balance Sheets
      September 30, 1997, December 31, 1996 and September 30,
       1996..........................................................   3


    Consolidated Statements of Operations
      Three Months and Nine Months Ended September 30, 1997 and 1996.   5


    Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1997 and 1996..................   6


    Notes to Unaudited Interim Consolidated Financial Statements.....   7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................  14

 PART II. OTHER INFORMATION
 --------------------------

 ITEM 1. LEGAL PROCEEDINGS...........................................  24

 ITEM 5. OTHER INFORMATION...........................................  25

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................  25

 SIGNATURES..........................................................  26

 PART I. FINANCIAL INFORMATION
 -----------------------------


 ITEM 1. FINANCIAL STATEMENTS


                         GROSSMAN'S INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
                            CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share data)
                                    (Unaudited)


                                        SEPT. 30,  DECEMBER 31,   SEPT. 30,
                                           1997       1996          1996
                                        ---------  ------------   --------
 ASSETS

 CURRENT ASSETS

  Cash and cash equivalents              $    210     $  1,058    $    734
  Receivables, less allowance of
    $1,974 at September 30, 1997
    $2,810 at December 31, 1996
    and $1,322 at September 30, 1996        4,377       10,710      13,279
  Inventories                              60,717       56,662      60,131
  Property held for sale                    3,491       15,199      12,824
  Other current assets                      2,293        1,559       3,788
                                         --------     --------    --------
    Total current assets                   71,088       85,188      90,756

 PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $18,109
    at September 30, 1997, $16,114 at
    December 31, 1996 and $16,108 on
    September 30, 1996                     23,941       25,549      27,605
 PROPERTY HELD FOR SALE                        -            -       25,762
 PREPAID PENSION ASSET                      9,608        9,536          -
 OTHER ASSETS                               2,915        3,168         751
                                         --------     --------    --------
    TOTAL ASSETS                         $107,552     $123,441    $144,874
                                         ========     ========    ========


 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                        GROSSMAN'S INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
                            CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share data)
                                    (Unaudited)


                                          SEPT. 30,  DECEMBER 31, SEPT. 30,
                                            1997        1996        1996
                                          --------   -----------  ---------
 LIABILITIES AND STOCKHOLDERS' INVESTMENT

 CURRENT LIABILITIES
  Accounts payable and accrued liabilities   $ 27,005   $ 60,229  $ 56,884
  Liabilities subject to compromise            45,838        --        --
  Accrued interest                                387        397       533
  Revolving term note payable                  35,150     30,024       --
  Current portion of long-term debt and
   capital lease obligations                    2,102     12,228    14,669
                                            ---------   --------  ---------
    Total current liabilities                 110,482    102,878    72,086

 REVOLVING TERM NOTE PAYABLE                      --         --     30,301
 LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                                     164        634     6,294
 PENSION LIABILITY                                --         --      1,116
 OTHER LIABILITIES                              9,172      7,241     8,772
                                             --------   --------  ---------
    Total liabilities                         119,818    110,753   118,569

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' INVESTMENT
  Common stock, $.01 par value,
   Shares authorized - 50,000
   Shares issued - 28,080 in 1997,
   27,676 at December 31, 1996 and
   27,373 at September 30, 1996                   281        277       274
  Additional paid-in-capital                  157,992    157,825   157,292
  Retained earnings (deficit)                (170,539)  (145,414) (120,269)
  Minimum pension liability                       --         --     (9,550)
  Cumulative foreign currency translation
   adjustment                                     --         --     (1,442)
                                             ---------  --------- ---------
     Total Stockholders' Investment           (12,266)    12,688    26,305
                                             ---------  --------- ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      INVESTMENT                             $107,552   $123,441  $144,874
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


                        GROSSMAN'S INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                    (Unaudited)


                                     THREE MONTHS           NINE MONTHS
                                    ENDED SEPT. 30,        ENDED SEPT. 30,
                                   ----------------       ----------------
                                    1997       1996        1997      1996
                                    ----       ----        ----      ----
 SALES                            $ 69,596   $ 95,972   $174,720  $296,657
 COST OF SALES                      53,115     71,520    134,792   225,364
                                  ---------  ---------  --------- ---------
   Gross Profit                     16,481     24,452     39,928    71,293

 OPERATING EXPENSES
   Selling and administrative       18,863     22,675     58,112    83,638
   Depreciation and amortization       898      1,043      2,869     3,889
   Store closing expense                -          -          -     40,150
   Preopening expense                   74         51        272       807
                                  ---------  ---------  --------- ---------
                                    19,835     23,769     61,253   128,484
                                  ---------  ---------  --------- ---------
 OPERATING INCOME (LOSS)            (3,354)       683    (21,325)  (57,191)

 OTHER EXPENSES (INCOME)
   Interest expense                    997      1,444      2,396     4,080
   Net gain on disposals of
    property                            -         (72)        -        (99)
   Other                            (1,194)    (2,337)    (3,298)   (5,503)
                                   --------  ---------  --------- ---------
                                      (197)      (965)      (902)   (1,522)
 EQUITY IN NET LOSS OF
  UNCONSOLIDATED AFFILIATE              -          78         -        394
                                  ---------  ---------  --------- ---------
 (LOSS) BEFORE REORGANIZATION
  ITEMS AND INCOME TAXES            (3,157)     1,570    (20,423)  (56,063)

 REORGANIZATION ITEMS                2,381         -       4,702        -
                                  ---------  ---------  --------- ---------

 INCOME (LOSS) BEFORE INCOME TAXES  (5,538)     1,570    (25,125)  (56,063)
 PROVISION FOR INCOME TAXES             -          -          -         -
                                  ---------  ---------  --------- ---------
 NET INCOME (LOSS)                $ (5,538)  $  1,570   $(25,125) $(56,063)
                                  =========  =========  ========= =========
 NET INCOME (LOSS) PER COMMON
  SHARE (PRIMARY)                   $(0.20)    $ 0.05     $(0.90)   $(2.11)
                                  =========  =========  ========= =========
 WEIGHTED AVERAGE SHARES AND
  EQUIVALENT SHARES OUTSTANDING
   (Primary)                        28,080     34,044     27,988    26,571
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


                         GROSSMAN'S INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except per share data)
                                    (Unaudited)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   ------------------------
                                                     1997            1996
                                                     ----            ----
 OPERATING ACTIVITIES
 Net loss                                          $(25,125)      $(56,063)
 Adjustments to reconcile net loss to net
   cash (used for) operating activities:
   Depreciation and amortization                      2,869          3,889
   Net gain on disposals of property                    --             (99)
   Provision for losses on accounts receivable        1,245          1,777
   Provision for store closings                         --          25,911
   Reorganization items                               4,702            --
   Undistributed loss of unconsolidated affiliate       --             394
   (Increase) decrease in net assets:
    Receivables                                       5,088          8,067
    Inventories                                      (4,055)        28,834
    Note receivable and other assets                   (550)        12,839
   Increase (Decrease) in accounts payable and
    accrued and other liabilities                    14,507        (42,403)
                                                   ---------      ---------
    Total adjustments                                23,806         39,209

 NET CASH (USED FOR) OPERATING ACTIVITIES            (1,319)       (16,854)
  BEFORE REORGANIZATION PAYMENTS

   Reorganization payments                           (4,674)           --
                                                    --------      ---------
 NET CASH (USED FOR) OPERATING ACTIVITIES            (5,993)       (16.854)

 INVESTING ACTIVITIES
  Capital expenditures                                 (495)        (1,871)
  Proceeds from sales of property, net
    Pre-Bankruptcy                                    3,641         24,277
    Post-Bankruptcy                                   7,301            --
  Investment in unconsolidated affiliate                --            (460)
                                                   ---------      ---------
 NET CASH PROVIDED BY INVESTING ACTIVITIES           10,447         21,946
  FINANCING ACTIVITIES
  Proceeds from mortgage financing                      --          33,000
  Payments on mortgage financing                        --         (18,876)
                                                   ---------      ---------
  Net proceeds from mortgage financing                  --          14,124
  Payment in total of pre-bankruptcy revolver       (15,703)           --
  Proceeds from Debtor in Possession
   financing, net                                    20,829            --
  Payments on long-term debt and capital
   lease obligations                                (10,596)       (18,540)
  Net (repayments) of revolving
   term note payable                                    --          (2,543)
  Issuance of common stock as payments for
   Directors fees                                       168             65
                                                   ---------      ---------
  NET CASH (USED FOR) FINANCING ACTIVITIES           (5,302)        (6,894)

 Net(decrease) in cash and cash equivalents            (848)        (1,802)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,058          2,536
                                                   ---------      ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    210       $    734
                                                   =========      =========

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.


                         GROSSMAN'S INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997



 NOTE 1 - BASIS OF PRESENTATION
 ------------------------------

 On April 7, 1997, the Company and two of its wholly owned affiliates, GRS Holding Company, Inc. and GRS Realty Company, Inc.,filed Chapter 11 bankruptcy petitions under Title 11 of the United States Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company will continue to operate as a debtor-in-possession while pursuing a reorganization plan to restructure operations and the Company's capitalization. The Company and its subsidiaries, together with JELD-WEN, inc. ("JELD-WEN"), a major supplier to the Company and an affiliate of its largest shareholder, have filed a joint Chapter 11 plan of reorganization. As discussed in more detail below, the disclosure statement describing that plan has been approved by the Bankruptcy Court as containing adequate information and a hearing to confirm the plan is scheduled for December 8, 1997. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business, without approval, after notice and hearing, of the Court. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets, the amounts and classification of liabilities which may be allowed in the Chapter 11 plan, or the ultimate capitalization of the Company.

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


 NOTE 1 - BASIS OF PRESENTATION (CONTINUED)
 ------------------------------------------
       Accounts Payable pre-petition             $  40,811
       Convertible notes payable, due
        April 1999                                   1,500
       Non-convertible notes payable,
        due April 1999                               3,355
       Other                                           172
                                                 ---------
                                                 $  45,838
                                                 =========

 The Company provided for or incurred the following expense items directly associated with the Chapter 11 reorganization proceedings:

                                      Three Months Ended  Nine Months Ended
                                        Sept. 30, 1997     Sept. 30, 1997
                                      ------------------  -----------------
    Professional fees                    $   1,421           $   3,456
    Other (Mailing, Printing, Bank Fees)       960               1,246
                                         ---------           ---------
                                         $   2,381           $   4,702
                                         =========           =========

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

 -------------------------------------------------------------

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

 On March 4, 1997, the Company announced an agreement with GDI Company, Inc. ("GDI"), a subsidiary of JELD-WEN, pursuant to which GDI purchased the $4 million convertible note payable by GRS Realty Company, Inc. ("GRS"), a subsidiary of Grossman's, to Combined Investors LLP, an affiliate of Gordon Brothers Partners Realty, Inc. Following the purchase, $1.1 million of segregated cash collateral from the sale of real estate was released to the Company. The funds received by the Company also included $1.99 million pursuant to a note secured by three parcels of real estate of GRS Realty Company, Inc., previously pledged to secure the $4 million note.

 Following the loan from GDI Company, Inc., Congress Financial Corporation ("Congress") amended its credit agreement with the Company and provided the Company an additional $10 million, guaranteed and supported by a stand-by letter of credit obtained by an affiliate of JELD-WEN in favor of Congress and $5 million of real estate previously pledged to secure the $4 million note. The total $13.1 million of proceeds received were used for essential expenses and the restocking of inventories. The $10 million loan was refinanced, as discussed below.

 On April 8, 1997, first day orders granting the Company authority to pay employees, honor customer practices and take certain other actions which assist business operations in Chapter 11 were entered by the Court. Pursuant to interim financing orders entered by the Court on April 9 and 10, 1997, Congress, Grossman's principal pre-bankruptcy revolving credit lender, continued to extend credit on essentially pre-bankruptcy terms under a revolving loan facility. In addition GDI made available up to $11 million in overadvances, of which the Company had drawn approximately $5.6 million as of September 30, 1997.

 On April 30, 1997, GDI purchased the Congress loan and collateral position, subject to a $1 million senior lien on inventory and receivables retained by Congress, related to a termination fee (the "Congress Termination Fee") in dispute. Congress also received a release from the Company as part of the assignment of its loans. The loan and security agreement was amended and restated, and under the terms of the final amended DIP (Debtor in Possession)financing facility from GDI (the "GDI Loan Agreement"), availability is calculated on a borrowing base of 60% of eligible inventory plus 80% of eligible accounts receivable. There was also an available overadvance above this borrowing base of $11 million.
 At September 30, 1997 the overadvance was subject to a $1 million reserve pending resolution of the disputed Congress termination fee which was settled during October 1997 for $695 thousand. The interest rate for the DIP facility is prime plus 1.0% and the maximum amount which can be

 -------------------------------------------------------------

 borrowed is $50 million (or, if less, the sum of the borrowing base and the overadvance). This GDI DIP financing facility is in addition to the $5.99 million of pre-petition real estate loans held by GDI which was paid down to $1.59 million by the end of the third quarter. See Note 5 for outstanding long term indebtedness as of September 30, 1997.

 Both the final DIP financing facility and the assignment of the loan from Congress to GDI were approved by the Court on April 30, 1997.

 Pursuant to an order of the Court dated October 9, 1997, the GDI Loan Agreement was amended to eliminate the $11 million overadvance and to replace such provision as of September 8, 1997 with an addition to the borrowing base of 75% of stipulated values of real estate held as collateral less a reserve for certain senior secured indebtedness held by GDI. In addition, on October 21, 1997, the Congress Termination Fee was settled for payment of $620,000 plus $75,000 attorney's fees, thereby releasing the $1 million senior lien of Congress on inventory and receivables.

 On September 16, 1997, the Company announced that it had reached an agreement in principle with its Official Unsecured Creditors Committee on the terms of a plan of reorganization ("the Plan"). The Plan and Disclosure Statement were filed on October 1, 1997 and the Court approved the Disclosure Statement on October 27, 1997. Acceptance or rejection of the Plan is subject to balloting by those creditors eligible to vote, and a Plan confirmation hearing is scheduled for December 8, 1997.

 Upon confirmation of the Plan, the reorganized company would emerge from bankruptcy as a privately held company owned 50% by certain creditors and 50% by JELD-WEN.

 The Plan's basic terms provide for 23 cents on the dollar to all unsecured creditors holding valid claims of $25,000 or less and 17 cents on the dollar plus 50% of the common stock of the reorganized Grossman's to all qualified unsecured creditors holding valid claims above $25,000. Outstanding common stock will be cancelled, and no distribution will be made to stockholders prior to the reorganization. The remaining 50% of Grossman's stock will be purchased by JELD-WEN for $8.25 million. Under certain circumstances after the first anniversary of the effective date of the Plan, the creditor/shareholders have the right to offer their shares for sale to the reorganized Grossman's for a pro rata share (depending on the number of shares) of the sum of $8.25 million plus $577,500 per annum. The Company is not obligated to accept the offer. If such an offer by the holders of at least 80% of the creditor/stockholders is rejected, the creditor/stockholders have the right to require the Company to register their shares for sale. In the event valid unsecured claims exceed $46.2 million, the Plan may be altered.

 An affiliate of JELD-WEN is the current debtor-in-possession lender to Grossman's and has agreed, as part of the plan of reorganization, to lend (directly or through support of a third-party loan) sufficient funds to make the distributions contemplated in the plan and to provide working capital for the reorganized Grossman's.

 Although Grossman's has reserved the right to pursue offers from third-parties that are more beneficial than the JELD-WEN sponsored plan, none

 -------------------------------------------------------------

 has been received to date, despite efforts through Grossman's investment banking firm.

 The Company and the Subsidiaries filed a motion on May 6, 1997 which asks the Court to establish procedures requiring prior written notice to the Company by any party or group proposing (i) to acquire shares of Company's stock resulting in a more than 1,350,000 share block, or (ii) to acquire prepetition unsecured claims against the Company or its subsidiaries resulting in a more than $6 million block of such claims. The procedures also would require such notice by any party or group proposing to acquire such stock or claims if such party or group hold or are acquiring both stock and claims. If the Company objects during a 30 day period after such notice, the transaction would become effective only upon Court approval. The Company believes that this relief is necessary to protect the Net Operating Loss Carryforwards (approximately $300 million at December 31, 1996), which it believes will be critical to its ability to reorganize. An order granting interim approval was signed on May 14, 1997 and the Court entered a final approval order on October 9, 1997, which reduced the amount of claims allowed to be acquired to $3.5 million.

 See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information with respect to refinancing and projected reorganization of the Company.


 NOTE 3 - 1996 STORE CLOSINGS
 ----------------------------

 In March 1996, the Company announced a restructuring and refinancing plan under which its 60 Grossman's stores, located in eight Northeastern states, were closed, and a $40.2 million restructuring charge was recorded.


 NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
 -------------------------------------------------

 Accounts payable and accrued liabilities consist of the following (in thousands):
                                      Sept. 30,   December 31,   Sept. 30,
                                        1997          1996         1996
                                      --------    ------------   --------
 Accounts payable                      $ 6,042       $37,856      $34,948
 Accrued salaries, wages,
  commissions and related taxes          2,622         2,857        2,834
 Accrued income and franchise taxes        369           245          252
 Accrued taxes other than income
  and franchise                          3,152         3,218        3,726
 Accrued store closing costs             5,244         4,322        2,026
 Accrued insurance                       5,990         7,403        8,606
 Other accrued liabilities               3,586         4,328        4,492
                                       -------       -------      -------
                                       $27,005       $60,229      $56,884
                                       =======       =======      =======

 Accounts payable pre-petition         $40,811       $    --      $    --
                                       =======       =======      =======

 NOTE 5 - LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
 ------------------------------------------------------

 Long-term debt consists of the following (in thousands):

                                      Sept. 30,  December 31,  Sept. 30,
                                        1997         1996         1996
                                      --------   ------------  ---------
 Convertible notes payable, due
  April 1999                           $   --       $ 1,500      $ 1,500
 Non-convertible notes payable,
  due April 1999                           --         2,971        2,700
 Mortgage notes                          1,592        6,552       14,388
 Other notes payable                       --           224          --
 Capital lease obligations                 674        1,615        2,375
                                       -------      -------      -------
                                         2,266       12,862       20,963

 Less current portion                    2,102       12,228       14,669
                                       -------      -------      -------
 Long term debt                        $   164      $   634      $ 6,294
                                       =======      =======      =======

 Pre-petition long term debt
  Convertible notes payable, due
   April 1999                          $ 1,500          --           --
  Non-convertible notes payable,
   due April 1999                        3,355          --           --
  Other                                    172
                                       -------      -------      -------
                                       $ 5,027          --           --
                                       =======      =======      =======

 In April 1997, the Company received a DIP financing facility from GDI, for borrowings up to $50 million, including letters of credit up to $15 million, under a formula based on a percentage of qualified inventory and accounts receivable. The new agreement replaces the revolving credit agreement previously in effect. Borrowings pursuant to this new agreement are secured by inventory, accounts receivable and other assets. The new agreement bears interest at 1.0% over Prime Rate. See Note 2 for additional description of the GDI Loan Agreement.

 At September 30, 1997, cash borrowings under the Company's new DIP financing facility totalled $35.2 million and outstanding standby letters of credit totalled $5.0 million. The maximum borrowings under this agreement during the nine months ended September 1997 was $40.4 million, including letters of credit of $5.0 million. The weighted average annual interest rate on such borrowings in the first nine months of 1997 was 9.5%. At September 30, 1997, the DIP financing facility provided for borrowings of up to $45.7 million.

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

 See Note 2 for discussion of restructuring of the loan and security agreement, subsequent termination and replacement of the agreement with debtor-in-possession financing and the amendment to the GDI Loan Agreement as of September 8, 1997.

 NOTE 6 - OTHER LIABILITIES
 --------------------------

 Other long-term liabilities consist of the following (in thousands):

                                      Sept. 30,   December 31,   Sept. 30,
                                        1997         1996          1996
                                      -------     ------------   --------
 Accrued insurance claims              $7,528        $6,129        $6,729
 Accrued store closing costs              768           768         1,685
 Other accrued liabilities                876           344           358
                                       ------        ------        ------
                                       $9,172        $7,241        $8,772
                                       ======        ======        ======


 NOTE 7 - EARNINGS PER SHARE
 ---------------------------

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted in the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate all prior periods. FAS 128 simplifies the previous standard for computing EPS and replaces the presentation of primary and fully diluted EPS with the presentation of basic and diluted EPS. The basic EPS calculation will not include the dilutive effects of stock options, previously included in the determination of primary EPS. As a result, in profitable periods the Company's basic EPS calculation will exceed primary EPS. The calculation of diluted EPS will not differ materially from fully diluted EPS. The differences between the FAS 128 calculations, as compared to primary and fully diluted EPS, for the third quarters and nine month periods of 1996 and 1997 are not material.

 ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

 FINANCIAL CONDITION
 -------------------

 SEPTEMBER 30, 1997 COMPARED WITH DECEMBER 31, 1996
 --------------------------------------------------

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

 --------------------------------------------------------------

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

 Pursuant to interim financing orders entered by the Court on April 9 and 10, 1997, Congress continued to extend credit on essentially pre-bankruptcy terms under a revolving loan facility, and GDI made available up to $11 million in overadvances of which the Company drew approximately $6.0 million as of April 30, 1997.

 On April 30, 1997, GDI purchased the Congress loan and collateral position, subject to a $1 million senior lien on inventory and receivables retained by Congress, related to a termination fee in dispute. Congress also received a release from the Company as part of the assignment of its loans. The loan and security agreement was amended and restated, and under the terms of the final amended DIP financing facility from GDI, availability is calculated on a borrowing base of 60% of eligible inventory plus 80% of eligible accounts receivable. There was also an available overadvance above this borrowing base of $11 million. At September 30, 1997 the overadvance was subject to a $1 million reserve pending resolution of the disputed Congress termination fee which was settled during October for $695 thousand. The interest rate for the DIP financing facility is prime plus 1.0% and the maximum amount which can be borrowed is $50 million (the sum of the borrowing base and the overadvance, if less). This GDI DIP financing facility is in addition to the $5.99 million of pre-petition real estate loans held by GDI which was paid down to $1.59 million by the end of the third quarter.

 FINANCIAL CONDITION
 -------------------

 SEPTEMBER 30, 1997 COMPARED WITH DECEMBER 31, 1996 (CONTINUED)
 --------------------------------------------------------------

 For further information see Note 2 to the Company's Financial Statements included in this Report on Form 10-Q and incorporated herein by reference.

 Both the final DIP financing facility and the assignment of the loan from Congress to GDI were approved by the Court on April 30, 1997. The DIP financing has allowed for the stores to be fully restocked during the second and third quarters. At September 30, 1997 cash borrowings under the Company's new DIP financing facility totalled $35.2 million and outstanding standby letters of credit totalled $4.7 million. At that date the DIP financing facility provided for borrowings/letters of credit up to $45.2 million. In August 1997, the Company began to experience cash shortages. The shortage was primarily due to unavailability of vendor credit and larger than anticipated payments in advance of receipt and inclusion of inventory in the borrowing base. GDI has agreed to a temporary loan of up to $2 million, provided in transit inventory is at least $5 million. The Company completed formulating its revised 1997 business plan during June.

 On September 16, 1997, the Company announced that it had reached an agreement in principle with its Official Unsecured Creditors Committee on the terms of a plan of reorganization ("the Plan"). The Plan and Disclosure Statement were filed on October 1, 1997 and the Court approved the Disclosure Statement on October 27, 1997. Acceptance or rejection of the Plan is subject to balloting by those creditors eligible to vote and a Plan confirmation hearing is scheduled for December 8, 1997.

 The reorganized company would emerge from bankruptcy as a privately held company owned 50% by certain creditors and 50% by JELD-WEN.

 The Plan's basic terms provide for 23 cents on the dollar to all unsecured creditors holding valid claims of $25,000 or less and 17 cents on the dollar, plus 50% of the common stock of the reorganized Grossman's, to all qualified unsecured creditors (original holders of trade debt) holding valid claims above $25,000. The remaining 50% of Grossman's stock will be purchased by JELD-WEN for $8.25 million. No distribution will be made to stockholders prior to the reorganization. Under certain circumstances after the first anniversary of the effective date of the plan, the creditor/shareholders have the right to offer their shares for sale to the reorganized Grossman's for a pro rata share (depending on the number of shares) of $8.25 million plus $577,500 per annum. The Company is not obligated to accept the offer. If the offer is rejected, the creditor/shareholders have the right to require the Company to register their shares for sale, in which case the Company will do so. In the event valid unsecured claims exceed $46.2 million, the Plan may be altered.

 JELD-WEN is the current debtor-in-possession lender to Grossman's and has agreed, as part of the plan of reorganization, to lend (directly or through support of a third-party loan) sufficient funds to make the distributions contemplated in the plan and to provide working capital for the reorganized Grossman's.

 Under the proposed plan, existing Grossman's shareholders will receive no interest in the reorganized Grossman's and their shares will be cancelled.

 --------------------------------------------------------------

 Although Grossman's has received the right to pursue offers from third-parties that are more beneficial than the JELD-WEN sponsored plan, none has been received to date, despite efforts through Grossman's investment banking firm.

 The Company and the Subsidiaries filed a motion on May 6, 1997 which asks the Court to establish procedures requiring prior written notice to the Company by any party or group proposing (i) to acquire shares of Company's stock resulting in a more than 1,350,000 share block, or (ii) to acquire prepetition unsecured claims against the Company or its subsidiaries resulting in a more than $6 million block of such claims. The procedures also would require such notice by any party or group proposing to acquire such stock or claims if such party or group hold or are acquiring both stock and claims. If the Company objects during a 30 day period after such notice, the transaction would become effective only upon Court approval. The Company believes that this relief is necessary to protect the Net Operating Loss Carryforwards (approximately $300 million at December 31, 1996), which it believes will be critical to its ability to reorganize. An order granting interim approval was signed on May 14, 1997 and the Court entered a final approval order on October 9, 1997, which reduced the amount of claims allowed to be acquired to $3.5 million.


 OTHER FINANCIAL CONDITION CHANGES

 Inventory levels increased by $4.1 million during the period as the stores were restocked to support seasonal demand.

 Real property held for sale declined by $17.2 million during the nine months, reflecting the continued sale of surplus properties.

 Pre-petition accounts payable are subject to compromise, and any payment must be approved by the Bankruptcy Court.


 RESULTS OF OPERATIONS
 ---------------------

 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 --------------------------------------------------------------------
 SEPTEMBER 30, 1996
 ------------------

 Results of operations during the nine months ended September 30, 1996 include the results of the Grossman's Division, whose operations terminated on March 31, 1996.

 The Company's first quarter historically has been a period of low sales activity with resultant losses, as fewer home improvement projects and construction activities in the Company's markets are undertaken during the winter months. Sales from ongoing operations during the first nine months of 1997 were adversely affected by out-of-stock situations which did not improve until late in the second quarter. Sales results in 1996 were also affected by inventory supply problems encountered in advance of the closing of the Grossman's stores, but not to the extent that 1997 sales were affected.

 RESULTS OF OPERATIONS
 ---------------------

 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 --------------------------------------------------------------------
 SEPTEMBER 30, 1996 (CONTINUED)
 ------------------------------

 The following table shows comparative sales results by division and store type (dollars in millions):

                                        Six Months
                                        Ended June
                                    ------------------
                                      1997      1996
                                      ----      ----
 SALES
 Ongoing Operations
  Contractors' Warehouse             $  77.8   $ 124.7
  Bargain Outlet                        27.3      28.0
                                     -------   -------
    Total Ongoing
     Operations                        105.1     152.7
 Closed Stores
  Grossman's                             --       48.0
                                     -------   -------
 Total Grossman's Inc.               $ 105.1   $ 200.7
                                     =======   =======

 % OF TOTAL SALES
 Ongoing Operations
  Contractors' Warehouse                74.0%     62.1%
  Bargain Outlet                        26.0      14.0
                                     -------   -------
    Total Ongoing
     Operations                        100.0      76.1
 Closed Stores
  Grossman's                            --        23.9
                                     -------   -------
 Total Grossman's Inc.                 100.0%    100.0%
                                     =======   =======



 RESULTS OF OPERATIONS
 ---------------------

 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 --------------------------------------------------------------------
 SEPTEMBER 30, 1996 (CONTINUED)
 ------------------------------

 (TABLE CONTINUED)
                                        Six Months
                                        Ended June
                                    ------------------
                                      1997      1996
                                      ----      ----
 SALES % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse             (37.6)%      7.1 %
  Bargain Outlet                      (2.5)      12.4
                                    -------    -------
    Total Ongoing

     Operations                      (31.2)       8.1
 Closed Stores

  Grossman's                        (100.0)     (73.3)
                                    -------    -------
 Total Grossman's Inc.               (47.6)%    (37.4)%
                                    =======    =======

 COMPARABLE STORE SALES %
  INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse             (37.7)%     (6.4)%
  Bargain Outlet                     (18.0)      (7.2)
                                     ------     ------
    Total Ongoing
     Operations                      (34.0)      (6.5)
 Closed Stores
  Grossman's                            NA         NA
                                     ------     ------
 Total Grossman's Inc.               (34.0)%     (6.5)%
                                     ======     ======


 TOTAL NUMBER OF STORES
 Ongoing Operations
  Contractors' Warehouse                 15         16
  Bargain Outlet                         28         24
 Closed Stores
   Grossman's                             -          -
                                     ------     ------
 Total Number of Stores                  43         40
                                     ======     ======


 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 --------------------------------------------------------------------
 SEPTEMBER 30, 1996 (CONTINUED)
 ------------------------------

 The following table shows comparative sales results by division and store type during each quarter and for the total nine months (dollars in millions):

                               Three Months           Nine Months
                             Ended September        Ended September
                            ------------------     ------------------
                              1997      1996         1997      1996
                              ----      ----         ----      ----
 SALES
 Ongoing Operations
  Contractors' Warehouse      $ 51.9    $ 79.9       $129.7    $204.6
  Bargain Outlet                17.7      16.1         45.0      44.1
                              -------   -------      -------   -------
    Total Ongoing
     Operations                 69.6      96.0        174.7     248.7
 Closed Stores
  Grossman's                      -         -            -       48.0
                              -------   -------      -------   -------
 Total Grossman's Inc.        $ 69.6    $ 96.0       $174.7    $296.7
                              ======-   =======      =======   =======

 % OF TOTAL SALES
 Ongoing Operations
  Contractors' Warehouse        74.6 %    83.2 %       74.2 %    68.9 %
  Bargain Outlet                25.4      16.8         25.8      14.9
                              -------   -------      -------   -------
    Total Ongoing
     Operations                100.0     100.0        100.0      83.8
 Closed Stores
  Grossman's                      -         -            -       16.2
                              -------   -------      -------   -------
 Total Grossman's Inc.         100.0 %   100.0 %      100.0 %   100.0 %
                              =======   =======      =======   =======


 SALES % INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse       (35.0)%    13.0 %      (36.6)%     9.4 %
  Bargain Outlet                10.0      34.2          2.0      19.5
                              -------   -------      -------   -------
    Total Ongoing

     Operations                (27.4)     16.1        (29.8)     11.0
 Closed Stores

  Grossman's                      -         NA           NA     (83.5)
                              -------   -------      -------   -------
 Total Grossman's Inc.         (27.4)%   (50.5)%      (41.1)%   (42.4)%
                              =======   =======      =======   =======

 RESULTS OF OPERATIONS
 ---------------------

 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 --------------------------------------------------------------------
 SEPTEMBER 30, 1996 (CONTINUED)
 ------------------------------

 (TABLE CONTINUED)
                               Three Months            Nine Months
                              Ended September        Ended September
                            ------------------     ------------------
                              1997      1996         1997      1996
                              ----      ----         ----      ----
 COMPARABLE STORE SALES %
  INCREASE (DECREASE)
  VERSUS PRIOR YEAR
 Ongoing Operations
  Contractors' Warehouse      (31.4)%     (3.6)%    (35.2)%     (5.4)%
  Bargain Outlet              (11.9)       7.3      (18.0)      (2.8)
                              ------     ------     ------     ------
    Total Ongoing
     Operations               (28.0)%     (2.0)     (33.1)      (4.9)
 Closed Stores
  Grossman's                     NA         NA         NA         NA
                              ------     ------     ------     ------
 Total Grossman's Inc.        (28.0)%     (2.0)%    (33.1)%     (4.9)%
                              ======     ======     ======     ======


 TOTAL NUMBER OF STORES
 Ongoing Operations
  Contractors' Warehouse                                15         16
  Bargain Outlet                                        29         26
 Closed Stores
  Grossman's                                            -          -
                                                    ------     ------
 Total Number of Stores                                 44         42
                                                    ======     ======


 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED
 --------------------------------------------------------------------
 SEPTEMBER 30, 1996 (CONTINUED)
 ------------------------------

 Sales results also were affected by store openings and closings. The 1997 results include the results of six Bargain Outlet stores opened and one store closed subsequent to the second quarter of 1996. Contractors' Warehouse results reflect one Midwest store opened in May 1996 and the December 1996 closing of the Reno, Nevada store.

 Gross profit declined by $31.4 million, reflecting the sales decline and a decrease in gross margin from 24.0% to 22.9%. The decrease in gross margin was due principally both to the closing of the Grossman's stores, which operated at higher margin rates, and a decline within Contractors' Warehouse stores, due to the sales mix experienced as inventories became depleted.

 Selling and administrative expenses declined by $25.5 million, reflecting the Grossman's store closings and reductions in head office expense, but experienced a large increase as a percent of sales, from 28.2% in 1996 to 33.3% in 1997, due to the low sales volume.

 Depreciation and amortization declined from $3.9 million in 1996 to $2.9 million in 1997, reflecting the downsizing. Depreciation on all Grossman's Division stores ceased after March 1996.

 Store closing expense in 1996 totalled $40.2 million, related to the Grossman's store closings.

 Interest expense declined from $4.1 million in 1996 to $2.4 million in 1997, reflecting lower revolving credit borrowings, lower levels of capital lease financing due to store closings, and savings related to long-term debt paid with proceeds from property sales.

 Other income declined by $2.2 million, principally due to lower volume of tool rentals in Contractors' Warehouse stores.

 The Company's Mexican joint venture, for which the Company's share of net loss during the nine months ended September 30, 1996 was $394 thousand, was terminated in December 1996.

 THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED
 ----------------------------------------------------------------------
 SEPTEMBER 30, 1996
 ------------------

 A net loss of $5.5 million for the third quarter of 1997 compared with a profit of $1.6 million in 1996. The lingering effects of inventory supply problems affected sales and results of operations throughout the third quarter, although to a lesser extent as the quarter progressed.

 Gross profit declined by $8.0 million, as a result of decreased sales. Gross margin was 23.7% for the third quarter of 1997, compared with 25.5% during the third quarter 1996.

 Selling and administrative expenses declined by $3.8 million from 1996 to 1997, due in part to reduction of head office expenses, but increased as a percent of sales from 23.6% in 1996 to 27.1% in 1997. Selling and administrative expenses, the largest component of which is payroll, are expected to remain at higher than historic percentages of sales during the Company's restructuring.

 Interest expense declined from $1.4 million in 1996 to $1.0 million, reflecting lower revolving credit borrowings, lower levels of capital lease obligations as a result of closing stores and savings related to long-term debt paid as part of the refinancing. Interest expense is expected to continue to decline as properties are sold and mortgage debt is paid.

 Other income decreased by $1.1 million as a result of lower tool rental income.

 Reorganization costs of $2.4 million were incurred during the third quarter of 1997 and are anticipated to continue until the Company is reorganized.

 Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Important factors, beyond the Company's control, that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the need for Bankruptcy Court approvals, approval of the Plan of Reorganization, adequacy and absence of default under the DIP facility, competition, stability of customer demand, and the sufficiency of capital resources. The Company undertakes no obligation to publicly release revisions to these forward-looking statements to reflect events or circumstances which occur between filing dates for the Company's reports under the Security Exchange Act of 1934.

 PART II - OTHER INFORMATION
 ---------------------------

 ITEM 1. LEGAL PROCEEDINGS

      The Company previously reported on its Form 8-K dated April 22, 1997, the filing on April 7, 1997 by the Company and two of its subsidiaries (the "Subsidiaries") of voluntary Chapter 11 bankruptcy petitions in the United States Bankruptcy Court for the District of Delaware (the "Court") under Title 11 of the United States Code. Due to its pre-petition liquidity crisis, the Debtors were past due on significant amounts of trade and other unsecured obligations. In the Company's Chapter 11 petition, it listed approximately $41.9 million of unsecured debt. As a general matter, such debt will only be paid when and to the extent provided in a confirmed Chapter 11 plan. A claims bar date has been fixed and claims are being processed as set forth in the Disclosure Statement.

      The Company files monthly operating reports with the Court; copies of such reports are available from the Clerk of the Court.

      The Company and the Subsidiaries filed a motion on May 6, 1997 which asks the Court to establish procedures requiring prior written notice to the Company by any party or group proposing to (i) acquire shares of Company's stock resulting in a more than 1,350,000 share block, or (ii) acquire prepetition unsecured claims against the Company or those subsidiaries resulting in a more than $6 million block of such claims. The procedures would also require such notice by any party or group proposing to acquire such stock or claims if such party or group hold or are acquiring both stock and claims. If the Company objects during a 30 day period after such notice, the transaction would become effective only upon Court approval. The Company believes that this relief is necessary to protect the Net Operating Loss Carryforwards (approximately $300 million at December 31, 1996), which it believes will be critical to its ability to reorganize. An order granting interim approval was signed on May 14, 1997 and the Court entered a final approval order on October 9, 1997.

     Information on the Company's projected Plan of Reorganization is contained in Note 2 to the Financial Statements included in this Report on Form 10-Q and incorporated herein by reference.

     Statements contained in this Item 1, Legal Proceedings, that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Important factors, beyond the Company's control, that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the need for Bankruptcy Court approvals and approvals by creditors entitled to vote on the Company's Plan of Reorganization, adequacy and absence of default under the DIP facility, competition, stability of customer demand, and the sufficiency of capital resources. The Company undertakes no obligation to publicly release revisions to these forward-looking statements to reflect events or circumstances which occur between filing dates for the Company's reports under the Security Exchange Act of 1934.

 ITEM 5. OTHER INFORMATION

      In addition to the previously announced engagement of Thomas E. Arnold, Jr., as President and Chief Executive Officer on an interim basis, and Dirck Iacobelli as Acting Executive Vice President and interim Chief Financial Officer and the elimination of certain executive positions, the following additional changes have occurred during the third quarter of 1997.

      (a) Arthur S. Ryan, Vice President and Treasurer left the company effective August 31, 1997, as his position was eliminated.

      (b) Robert J. Haggerty, Vice President, Human Resources left the company effective August 3, 1997, as his position was eliminated.

      On July 23, 1997, the Company's common stock was delisted from the NASDAQ National Market.


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             11(a) Statement re computation of earnings per share, filed herewith.

         (b) REPORTS ON FORM 8-K

             The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

 SIGNATURES
 ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GROSSMAN'S INC.
                                        ---------------
                                           Company



                                     by      /s/ Dirck K. Iacobelli
                                     --------------------------------------
                                                Dirck K. Iacobelli
                                           Executive Vice President and
                                             Chief Financial Officer
                                            (Chief Accounting Officer)








 DATE:  November 14, 1997